Form 10-Q
period 1999-12-31
MINNESOTA CORN PROCESSORS LLC
filed 2000-02-07
CIK 1077133

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

FOR THE QUARTER ENDED December 31, 1999         Commission file number 333-71213



                         MINNESOTA CORN PROCESSORS, LLC
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                    41-1928467
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                              901 NORTH HIGHWAY 59
                            MARSHALL, MINNESOTA 56258
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (507) 537-2676
              (Registrant's telephone number, including area code)

As of December 31, 1999, one Unit of the Registrant's LLC Units was outstanding. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Preliminary Statement: A registration statement on Form S-4 with respect to the registrant's securities was declared effective on December 23, 1999. Until consummation of the merger transaction to which the S-4 relates, the registrant has no operations or assets.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   MINNESOTA CORN PROCESSORS LLC BALANCE SHEET



                                                               DECEMBER 31, 1999
                                                               -----------------

CURRENT ASSETS:                                                       -0-
INVESTMENTS AND OTHER ASSETS:                                         -0-
PROPERTY AND EQUIPMENT:                                               -0-
TOTAL ASSETS:                                                         -0-


                        LIABILITIES AND MEMBER EQUITIES

CURRENT LIABILITIES:                                                  -0-
LONG-TERM DEBT                                                        -0-
DEFERRED COMPENSATION                                                 -0-
DEFERRED INCOME TAXES                                                 -0-

TOTAL LIABILITIES:                                                    -0-

MEMBER EQUITIES:                                                      -0-

TOTAL LIABILITIES AND MEMBER
EQUITIES:                                                             -0-

              MINNESOTA CORN PROCESSORS LLC STATEMENT OF OPERATIONS


                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                     1999
                                                                  -----------

NET SALES, STORAGE, AND
HANDLING CHARGES:                                                     -0-

COST OF GOODS:                                                        -0-

SELLING, GENERAL, AND
ADMINISTRATIVE EXPENSES:                                              -0-

OTHER INCOME (EXPENSE):                                               -0-

PROVISION FOR INCOME TAXES:                                           -0-

NET INCOME (LOSS):                                                    -0-

ALLOCATION OF NET INCOME
(LOSS):                                                               -0-




               MINNESOTA CORN PROCESSORS LLC STATEMENT OF EQUITIES

                                                                     TOTAL
                                                                   ---------


BALANCE, DECEMBER 31, 1999:                                           -0-


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

N/A


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

N/A


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

N/A


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

N/A


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

N/A


ITEM 5.  OTHER INFORMATION.

N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MINNESOTA CORN PROCESSORS, LLC

Date February 7, 2000            /s/ L. Daniel Thompson
                                 -----------------------------
                                     L. Daniel Thompson, Chief Executive Officer
                                     (Principal Executive Officer)



Date February 7, 2000            /s/ Daniel H. Stacken
                                 -----------------------------
                                     Daniel H. Stacken, Chief Financial Officer
                                     (Chief Accounting Officer)