Form 10-K405
period 2000-03-31
MINNESOTA CORN PROCESSORS LLC
filed 2000-06-28
CIK 1077133

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          COMMISSION FILE NO. 333-71213

                         MINNESOTA CORN PROCESSORS, LLC
             (Exact name of registrant as specified in its charter)

                  COLORADO                            41-1928467
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

      901 NORTH HIGHWAY 59, MARSHALL, MN             56258-2744
      (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (507) 537-2676

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



No voting or nonvoting equity securities of the registrant are currently outstanding. It is expected that, on July 1, 2000, the registrant will issue Class A voting units and Class B nonvoting units in connection with the conversion of Minnesota Corn Processors, Inc., a Minnesota cooperative, into the registrant, a Colorado limited liability company. There is no established public market for the Minnesota cooperative's voting and nonvoting equity securities. However, there is a limited private market for the voting units of equity participation of the Minnesota cooperative. As of June 22, 2000, the aggregate market value of voting units of equity participation of the Minnesota cooperative held by nonaffiliates was approximately $153,062,092.29, (based on the average sale price of $1.17684 per unit on such date). The number of voting units of equity participation of the Minnesota cooperative outstanding as of June 22, 2000 was 195,555,037. The number of nonvoting units of equity participation of the Minnesota cooperative outstanding as of June 22, 2000 was 58,622,430, all of which were held by Archer Daniels Midland Company.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Minnesota Corn Processors, Inc. ("MCP"), a Minnesota Cooperative, is in the process of converting from a cooperative form of corporate entity into a Colorado limited liability company. The Minnesota cooperative is expected to convert to a limited liability company on July 1, 2000 with the new entity being named Minnesota Corn Processors, LLC (also referred to as "MCP"). This Form 10-K includes business information about MCP as a cooperative as well as information relating to the limited liability company. All financial information relates to MCP as a cooperative.

OVERVIEW

         MCP has operated as an agricultural processing and marketing cooperative that operates corn wet milling facilities in Minnesota and Nebraska. Formed in 1980, MCP began wet milling operations in Marshall, Minnesota in 1983. During the mid-1990s, MCP experienced significant growth, spending approximately $337 million for expansion of existing processing facilities and acquisition of storage and distribution facilities.

         Based on total production capacity, MCP is one of the largest corn wet millers in the United States. In addition, MCP is the second largest producer of ethanol in the United States, and a leading producer of high quality corn sweetener products for the soft drink and food industries. Our primary products include corn sweeteners, corn starch, ethanol and feed co-products. MCP supplies a broad range of customers in a variety of industries.

         MCP has over 5,300 members. MCP generally distributes its net income each year to members as patronage or value-added payments. Each member's payment is based on MCP's earnings attributed to the corn delivered by the member. Currently, MCP is required to withhold a portion of its annual earnings to meet loan covenant obligations.

THE CORN SWEETENER AND ETHANOL MARKETS

HIGH FRUCTOSE CORN SYRUP AND CONVENTIONAL CORN SYRUP

         Since the invention of starch-based sweeteners in the early 1800's, researchers have tried to develop a starch-based sweetener that is as sweet as cane or beet sugar. After years of research, the desired result was achieved through the process of rearranging glucose molecules into the chemical isomer fructose, known as "glucose isomerization." As a result of the development of glucose isomerization, the corn refining industry now produces a sweetener -- high fructose corn syrup -- that has a sweetness level equivalent to that of sucrose. Since the development of high fructose corn syrup, the corn sweetener industry has grown rapidly. According to the USDA, per capita consumption of corn sweeteners grew at a compounded annual growth rate of 2.54% between 1985 and 1996 as compared to a growth rate of 0.51% for sugar.

         In recent years, there has been good market growth for both high fructose corn syrup and the more traditional corn sweeteners conventional corn syrup and dextrose. While much of this growth is attributable to the soft drink industry's switch from sucrose to high fructose corn syrup, the baking industry has also contributed to the industry's growth in its switch from primarily dry sucrose to 42 High Fructose Corn Syrup. While corn sweeteners are priced competitively with sugar, they have earned their place in the baking industry through other advantages and are likely to retain their place in the foreseeable future with continued growth of 3% to 4% per year. Corn sweeteners are more consistent in quality than sucrose and are expected to continue to replace sucrose due to the savings in labor cost generated by the ease of use and adaptability of corn sweeteners in today's highly automated baking industry.

         Based on continued strong domestic demand and the anticipation of increased exports to Mexico, significant expansion of high fructose corn syrup capacity was completed during the last few years. Archer Daniels Midland Company, Cargill, A.E. Staley Manufacturing Company and others joined MCP in expanding their production capacities. In total, 55 high fructose corn syrup production capacity throughout the industry increased from 12.5 billion pounds dry in 1995 to approximately 15.6 billion pounds dry in 1997, an increase of approximately 25%. The 42 high fructose corn syrup segment also expanded by approximately 25% over that time period from 7.9 billion pounds to 9.9 billion pounds.

         As a result of the recent industry-wide expansions, the high fructose corn syrup industry entered a period of supply and demand imbalance in 1996 and 1997, resulting in a decline in the industry capacity utilization rate to around 70%. Industry analysts have estimated that the industry is currently operating at levels ranging from approximately 80% to 85% of capacity. The rebound in the capacity utilization rate is due to (1) continued growth in domestic consumption, and (2) shuttered capacity when Golden Technologies shut down its Johnstown, Colorado operations which were reportedly producing approximately 228 million pounds (dry) of high fructose corn syrup and Cargill shut down its 55 High Fructose Corn Syrup facility in Dayton, Ohio. MCP is not aware of any additional capacity expansions currently underway in the domestic high fructose corn syrup industry, indicating that over the next few years, supply and demand should rebalance as demand grows and industry production should reach almost full capacity.

         As industry capacity utilization rates dropped dramatically in 1996, major high fructose corn syrup users were able to negotiate advantageous contracts for the 1997 calendar year, gaining significant price reductions. In 1998, prices began to stabilize and many industry experts expect pricing to increase in 2001 and 2002, to reflect a more balanced supply/demand situation.

         The USDA has estimated that in 2000 the 55 High Fructose Corn Syrup segment will grow at approximately 1% to 2% and the 42 High Fructose Corn Syrup segment will grow approximately 4% in the United States. Soft drink firms will drive much of this growth as they continue to position themselves as "total beverage companies," as evidenced by the introduction of over 200 new soft drinks, juices, teas and punches over the last two years alone. In addition, the Mexican market offers the opportunity for dramatic volume growth during the next 1 to 2 years.

         According to the USDA, U.S. exports of high fructose corn syrup to Mexico rose to 78,000 metric tons (dry basis) in 1996 from only 9,000 tons in 1991. Under NAFTA, the Mexican import tariff on U.S. high fructose corn syrup fell to 9% in 1997, and is scheduled to decrease by 1.5% each year thereafter to zero in 2003. Mexican demand for high fructose corn syrup is growing as bottlers adopt new technology to handle liquid sweeteners. While none of the major soft drink bottlers have announced a complete switch to using high fructose corn syrup in their Mexican soft drinks, some of the smaller brands apparently have switched. World demand for high fructose corn syrup sweetener is expected to increase from 20 billion pounds in 1995 to 26.6 billion pounds by the year 2000.

ETHANOL

         Ethanol has important applications and is used primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. As a fuel additive, the demand for ethanol is derived from the overall demand for gasoline, as well as the competition of ethanol versus competing oxygenate products and technologies. Motor vehicles in the United States consume more than 130 billion gallons of gas every year.

         MCP currently benefits from the economic incentives to produce ethanol. In Minnesota, there is a state producer payment of 20 cents per gallon for the first 15 million gallons per plant for a total of $3 million annually to ethanol producers for ten years. MCP's producer payment is due to expire June 30, 2000. Ethanol blenders can claim a 5.4 cents per gallon exemption from the federal gasoline excise tax. This federal ethanol tax subsidy, which was set to expire in 2000, has been extended through December 31, 2007. The exemption will gradually drop to 5.1 cents in 2005.

         A large jump in corn prices in 1996 caused ethanol production variable costs to exceed selling prices, resulting in a sharp reduction in production as corn processors sought to curtail losses. MCP shut down its Marshall ethanol production plant from July 14, 1996 until September 12, 1996.

         If the federal ethanol tax incentive or state incentive payments are eliminated or sharply curtailed, management believes that decreased demand for ethanol will result. MCP's management is pursuing a strategy to reduce MCP's reliance on ethanol through growth in other product lines. Evidence of these efforts can be seen in the portion of MCP's total sales represented by ethanol. In fiscal year 1993, ethanol sales represented 41% of MCP's total sales, while in fiscal year 2000, ethanol sales generated only 21% of MCP's total sales.

CORN PROCUREMENT

         Each unit of equity participation held by a member obligates the member to deliver annually one bushel of corn to MCP as part of MCP's Corn Delivery Program. The Corn Delivery Program has been modified by MCP so that corn delivery is now on a voluntary rather than mandatory basis. Members of the new Colorado limited liability company will not be obligated to produce or deliver corn.

         Following the conversion, the Colorado limited liability company will continue to require the same quantities of corn for processing as are currently required. In order to fulfill those requirements, the Colorado limited liability company will be required to acquire substantial quantities of corn in the marketplace. To reduce the price risk of fluctuations in the corn market, MCP has established a policy of hedging corn to cover fixed price and volume sales contracts for its finished products. MCP may also hedge a portion of its anticipated production requirements. The instruments used are principally readily marketable exchange traded futures contracts. The changes in market value of the contracts have a high correlation to the price changes of the base commodity. In order to match revenue and expense, any gains or losses arising from open and closed hedging transactions are included, through inventory, in cost of goods sold at the time the product is sold. See Item 7A of this Form 10-K.


WET MILLING OPERATIONS

         Corn wet milling increases the nutritional and economic value of the corn by separating it into homogeneous fractions. Although the wet milling process was originally designed to produce relatively pure starch for industrial food uses, the process now results in the optimum use and maximum value for each fraction of the corn kernel.

         A typical bushel of corn weighs 56 pounds and contains approximately 72,800 kernels. Most of the weight is the starch, oil, protein and fiber, with some natural moisture. Each bushel of corn can yield:

*   31.5 pounds of starch or
*   34.0 pounds of sweetener or
*   2.5 gallons of fuel ethanol and
*   12.1 pounds of gluten feed and
*   2.7 pounds of gluten meal and
*   1.8 pounds of corn oil

         A kernel of corn sliced lengthwise from top to bottom will disclose the following primary components:

         HULL. The hull is the fine skin on the outside of the kernel that protects it from deterioration. It is water resistant and is undesirable to insects and micro-organisms. Hulls go mostly into corn gluten feed for livestock, poultry feeds and pet foods.

         STARCH. Starch is found at the top, middle and on the sides of the kernel. This is the most abundant constituent and is used in making starches and sweeteners.

         GLUTEN. Gluten is the dark portion inside the kernel, although some gluten is mixed with the starch granules. Gluten contains the majority of the protein found in a kernel of corn. Separated and purified, gluten becomes corn gluten meal which is used in animal feeds.

         GERM. Germ is the seed-like pod at the bottom of the kernel in the center and is the source of corn oil. The germ is important for food, drug and industrial uses. About 50% of the germ is corn oil. After removal of the oil, germ becomes a component of corn gluten meal or corn gluten feed and small amounts of oil are included in the various feed products.

         WATER. Approximately 15% of the kernel is water. It becomes part of the steepwater in which the refining is initiated. Steepwater is rich in vitamins, especially the B complex vitamins, and is used in animal feed. Corn steepwater is also used in the manufacture of antibiotics.

         Corn is run through a process which generates the germ, gluten feed, gluten meal, and finally starch. The starch is then converted into ethanol or dry starch, or further processed into sweeteners or other starch-based products.

         RECEIVING. MCP receives its corn by truck. Before accepting a truck-load, the corn is tested for quality. MCP has the right to refuse any shipment of corn if it does not meet its quality standards. Receiving staff inspect arriving corn shipments and clean them twice to remove dust, chaff, and foreign materials before steeping. Each facility has on-site storage capacity for approximately 1 million bushels of corn.

         STEEPING. Each steep, a stainless steel vat, holds corn for 30 to 40 hours soaking in 125 degree Fahrenheit water, increasing the corn's moisture levels from 15% to 45% and causing the corn to more than double in size. The addition of

0.2% sulfur dioxide to the water prevents excessive bacterial growth in the warm environment. As the corn swells and softens, the mild acidity of the steepwater begins to loosen the gluten bonds within the corn and release the starch. After steeping, the corn is coarsely ground to break the germ loose from other components. Steepwater is condensed to capture nutrients in the water for use in animal feeds. The ground corn, in a water slurry, flows to the germ separators.

         GERM SEPARATION. Cyclone separators spin the low density corn germ out of the slurry. The germs, containing about 85% of corn's oil, are pumped onto screens and washed repeatedly to remove any starch left in the mixture. MCP sells its germ on a contract basis to other oil processors, who then extracts the oil from the germ. The oil is then refined and filtered into finished corn oil. The germ residue is saved as another useful component of animal feeds.

         GRINDING AND SCREENING. The corn and water slurry leaves the germ separator for a second, more thorough grinding in an impact or attrition-impact mill to release the starch and gluten from the fiber in the kernel. The suspension of starch, gluten and fiber flows over fixed concave screens which catch fiber but allow starch and gluten to pass through. The fiber is collected, slurried, and screened again to reclaim any residual starch or protein, then piped to the feed house as a major ingredient of animal feeds. The starch-gluten suspension, called mill starch, is piped to the starch separators.

         STARCH SEPARATION. Gluten has a lower density than mill starch. By passing mill starch through a centrifuge, the gluten is readily spun out for use in animal feeds. The starch, with just four to five percent protein remaining, is diluted, washed 8 to 14 times in hydro clones to remove the last trace of protein and produce high quality starch, typically more than 99.5% pure. Some of the starch is dried and marketed as unmodified corn starch and some is slightly modified, but most is converted into corn sweeteners and ethanol.

         STARCH CONVERSION. Starch, suspended in water, is liquefied in the presence of acid and/or enzymes which convert the starch to a low-dextrose solution. Treatment with another enzyme continues the conversion process. Throughout the process, refiners can halt acid or enzyme actions at key points to produce the right profile of sugars like dextrose and maltose to meet different needs. In some sweeteners the conversion of starch to sugars is halted at an early stage to produce low-to medium sweetness. In others, the conversion is allowed to proceed until the sugar is nearly all dextrose. The sweetener product is refined in filters, centrifuges and ion-exchange columns, and excess water is evaporated. Corn sweeteners are sold directly in the form of heavy corn syrup or high fructose corn syrup.

         FERMENTATION. In yet another application to corn refining, enzymes modify cornstarch to produce feedstock suitable for traditional fermentation methods. The result of the fermentation is ethanol, which corn refiners distill to remove excess water and sell for a variety of uses. Carbon dioxide, a by-product of fermentation, also may be sold to beverage manufacturers as the "fizz" in soft drinks.

PRODUCTS

         MCP's primary products groups include corn sweeteners, ethanol, corn starches and feed products. Information about each of the product groups is provided below. For the fiscal year ended March 31, 2000, the approximate percentages of MCP's total sales associated with each of these product groups were: corn sweeteners - 52%; ethanol - 21%; corn starches - 5% and feed products
- 22%.

CORN SWEETENERS

         HFCS. MCP produces two types of high fructose sweeteners: 42 and 55 High Fructose Corn Syrup. Both syrups share advantages -- stability, high osmotic pressure, and crystallization control -- but each offers special qualities to food and beverage manufacturers and consumers. 42 High Fructose Corn Syrup is popular in canned fruits, condiments and other processed foods which need mild sweetness that won't mask natural flavors. 55 High Fructose Corn Syrup has earned a commanding role in soft drinks, ice cream and frozen desserts.

         SYRUPS. Corn syrup is used in a variety of ways in food products. The most common use for corn syrup is as a sweetener for food products. However, corn syrups are adaptable to many uses and therefore have other less known advantages. Corn syrups can depress the freezing point of frozen products to prevent crystal formation in ice cream and other frozen desserts. Because of its effect on viscosity, corn syrup is added to salad dressings and condiments to ensure the product pours at manageable rates. In lunch meat and hot-dogs, corn syrups provide the suspension to keep other ingredients evenly mixed, and, like other corn products, the basic syrups can improve textures and enhance colors without masking natural flavors, as in canned fruits and vegetables. MCP manufactures a number of corn syrups which offer a broad range of functionalities.

ETHANOL

         Ethanol has several major applications including an octane enhancer in fuels; an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The implementation of the Federal Clean Air act has made ethanol fuels the most important domestic renewable fuel, allowing the country to meet its environmental goals and reduce imports of petroleum based fuels. Ethanol used as a fuel oxygenate provides one of the easier, less expensive means to control carbon monoxide in problem areas.

STARCHES

         Starch is one of nature's major renewable resources, and a mainstay of our food and industrial economy. Starches have a wide variety of uses. On average, each ton of paper produced in the United States uses 28 pounds of corn starch. Corn starches, and their cousins dextrins (a roasted starch), are used in hundreds of adhesive applications. Special types of starches are used in oil exploration as part of the "drilling mud" which cools down super heated oil drilling bits. Starches are used as flocculating agents, anti-caking agents, mold-release agents, dusting powder and thickening agents. Literally thousands of supermarket staples are produced using both regular and specially modified starches. Many of today's instant and ready-to-eat foods are produced using starches which enable them to maintain the proper textural characteristics during freezing, thawing and heating. Starches are converted to sugar by breweries and used as the feedstock in beer production. Other starches are important ingredients for instant pie and pudding fillings which require little or no cooking compared to traditional formulations. The most promising new market for corn starches is as a raw material for the production of industrial chemicals and plastics which are today made from petroleum feedstocks. MCP manufactures and sells unmodified and slightly-modified corn starches, with the majority of sales going into the corrugated, paper, brewing and food industries.

FEEDS PRODUCTS AND GERM

         MCP produces three major feed products: gluten meal, gluten feed and condensed fermented corn extractives (steepwater). Corn gluten meal supplies vitamins, minerals, and energy in poultry feeds, while pet food processors value it for its high digestibility and low residue. Steepwater is a liquid protein supplement for cattle and is also used as a binder in feed pellets. MCP also produces germ which is sold to edible oils manufacturers for further processing into corn oil and gluten feed.

PRODUCT QUALITY

         MCP believes that its ability to produce high quality products is a key competitive advantage over other industry participants. The American Institute of Baking ("AIB") annually inspects each production facility in the industry and numerically rates the plants so that industry users of corn products can measure and compare the quality of facilities. In 1999, each of MCP's plants earned a "Superior" rating for its overall food safety levels, placing each among the top 5% within the food processing industry. In addition, customers have acknowledged MCP's superior quality through presentation of several quality awards.

SALES AND DISTRIBUTION

         MCP's products are sold directly by a staff of sales personnel located regionally across the United States. MCP also employs third-party resellers, primarily in the eastern and midwestern portions of the United States. MCP owns and operates an extensive distribution network which is located primarily west of the Mississippi River, providing MCP with cost and service advantages in this strategic geographic region. MCP's combined sales and distribution network allows it to effectively distribute its products to most areas of the United States by either rail or truck.

         MCP supplies a broad range of customers throughout the United States. No customer accounted for 10% or more of MCP's total net sales for the fiscal year ended March 31, 2000.

         The majority of MCP's corn sweetener and starch sales are made on an annual basis under contracts fixed as to price and volume. MCP sells its germ and steepwater on a contract basis. Gluten meal is sold on both a contract basis and on the spot market. Feed product prices typically reflect the general price of other comparable feedstuffs, such as soybean meal, soybean oil, other edible oils and similar products. Feed demand is primarily driven by the domestic population of animals being raised for slaughter and by export demand.

         The realized sales price of ethanol is driven by gasoline demand, overall oxygenate program requirements, and the price of oxygenate alternatives such as Methyl Tertiary Butyl Ether ("MTBE"), a petroleum-based fuel oxygenate substitutable for ethanol. The majority of MCP's ethanol sales are made on a spot basis, with most other sales comprising business contracted for sale during non-attainment periods, which is approximately September through February. MCP's ability to produce ethanol provides an important mitigant against the seasonality inherent in the high fructose corn syrup industry. Since soft drinks are an important user of high fructose corn syrup, its production peaks in the spring and early summer months in anticipation of the peak in soft drink demand. On the other hand, ethanol demand peaks in the winter, when many cities institute their oxygenated fuel programs mandated by the Federal Clean Air Act.

         MCP has indoor rail car and truck loading capabilities at both plants which minimize the negative effects of harsh weather and help to maintain strict product quality standards. MCP leases in excess of 2,000 rail cars for terms of up to 15 years. In March 1996, MCP acquired Liquid Sugars, Inc., a sweetener blending, storage and distribution operation with headquarters in Oakland, California, which serves various customers located in the western United States and southwestern Canada. Liquid Sugars has 18 regional storage and transfer stations which allow MCP to economically effect deliveries of products to many regions of the country.

         MCP's acquisition of Liquid Sugars involved the stock of several California companies including Liquid Sugars. All of these companies were involved in the sweetener distribution business, and all were owned by key employees of Liquid Sugars and their family members. The acquisition also involved the purchase by one of the related companies of real estate that was owned by some of the key employees and leased to Liquid Sugars. The total purchase price of the acquisition was $16,500,000 which MCP paid in three installments. After the acquisition, on July 31, 1996, all of the acquired companies were consolidated into Liquid Sugars.

COMPETITION

         MCP faces intense competition from other corn processors, including Archer Daniels Midland, Cargill, and A.E. Staley Manufacturing. Most of MCP's products compete with virtually identical products and derivatives manufactured by other companies. Many of these competitors are substantially larger and have greater financial resources than MCP. Competition is generally based on price, product quality and customer service.

         Several of MCP's products also compete with products made from raw materials other than corn. High fructose corn syrup competes with cane and beet sugar products. Ethanol competes with MTBE and other oxygenate alternatives. Corn gluten meal competes with soybean meal. Fluctuations in prices of these substitute products may affect the prices of and profits derived from MCP's products.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         As a producer of food items for human consumption and items for use in the pharmaceutical industry, MCP is subject to various federal, state and local laws relating to the operation of its processing facilities, product quality, purity and labeling. The failure to comply with one or more regulatory requirements can result in a variety of sanctions, including monetary fines.

         The operations of MCP also are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks. MCP believes it is currently in substantial compliance with environmental laws and regulations. Protection of the environment requires MCP to incur expenditures for equipment or processes. MCP is involved at various times in environmental inquiries or proceedings, none of which have been or are believed to be material to our business. If MCP were found to have violated federal state or local environmental regulations, MCP could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect its business.

PRODUCTION FACILITIES

         MCP owns two processing facilities. The facility in Marshall, Minnesota has the capacity to grind approximately 56 million bushels of corn per year and is a major supplier of corn syrup. The facility in Columbus, Nebraska has the capacity to grind approximately 70 million bushels of corn per year and is a major supplier of 55 High Fructose Corn Syrup. Each facility also produces starch, 42 High Fructose Corn Syrup and ethanol.

         During the past few years, MCP has modernized and expanded its facilities. During 1995 and 1996, MCP spent approximately $320 million to:

*   increase the corn syrup production capacity of the Minnesota facility;

* build a refinery capable of producing 42 High Fructose Corn Syrup at the Minnesota facility;

* increase the 42 High Fructose Corn Syrup production capacity of the Nebraska facility; and

* build a refinery capable of producing 55 High Fructose Corn Syrup at the Nebraska facility.

         MCP believes that the capital expansion program completed in 1996 will allow MCP to operate highly efficient facilities for the foreseeable future without incurring significant additional capital expenditures.

EMPLOYEES

         At March 31, 2000, the total number of employees for MCP was 646 and Liquid Sugars, Inc. was 210, for a total of 856 employees. Approximately 18% of Liquid Sugars, Inc.'s employees are covered by five collective bargaining agreements, one expiring in February 2001, one expiring in April 2001, one expiring in March 2002 and one expiring in August 2003. The 5th contract is currently under negotiation.


ITEM 2.  PROPERTIES

MCP

         MCP's principal headquarters are located in Marshall, Minnesota situated on approximately 40 acres of land owned by MCP. In addition, MCP owns and operates two corn wet milling facilities located in Marshall, Minnesota and Columbus, Nebraska. The Marshall, Minnesota facility has the capacity to grind approximately 56 million bushels of corn per year and is a major supplier of corn syrup. The Columbus, Nebraska facility has the capacity to grind approximately 70 million bushels of corn per year and is a major supplier of 55 High Fructose Corn Syrup. Each facility produces corn starch, 42 High Fructose Corn Syrup and ethanol.

LIQUID SUGARS, INC.

         Liquid Sugars, Inc., headquartered in Oakland, California, is a subsidiary of MCP. Liquid Sugars, Inc. has 18 regional storage and transfer stations, of which 9 are owned and 9 are leased. These stations are located in California, Oregon, Washington, Utah, Arizona, Texas, Missouri, Louisiana, New Jersey, Colorado and Idaho and Calgary, Alberta, and Winnipeg, Manitoba in Canada.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time MCP is subject to litigation incidental to its business. MCP is not currently a party to any material legal proceedings.

ENVIRONMENTAL MATTERS

         MCP received a Notice of Violation ("NOV") from U.S. EPA Region VII dated October 29, 1999, concerning operations at the Columbus, Nebraska facility. The NOV alleged that MCP was in violation of five environmental laws. The alleged violations relate to the maintenance of ethanol storage tanks, the failure to obtain necessary permits for the construction and operation of a starch dryer, violation of permit conditions regarding in-coming truck traffic, and the failure to perform "increment consumption" analysis in connection with its 1996 air permit application. MCP has responded to the alleged violations and has specifically defined the allegations relating to the failure to obtain the air permits required for the starch dryer and the failure to perform "increment consumption" analysis. MCP has also offered substantial mitigating evidence with respect to the other charges. MCP is now in negotiations with EPA to resolve the alleged violations. MCP does not expect the resolution of these matters to have a material adverse effect upon MCP's capital expenditures or net earnings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting was held on February 4, 2000 to consider and vote upon a proposal to approve (1) a plan of merger by and between MCP, the Minnesota cooperative, and MCP Colorado, a newly formed Colorado cooperative, and (2) the amended and restated transaction agreement, dated as of May 17, 1999, by and among the Colorado cooperative and MCP, a newly formed Colorado limited liability company. These two proposals were embodied as one vote. The total number of votes cast was 2680.The number of votes for the proposal was 2,415. The number of votes against the proposal was 265. The proposal passed with a favorable 90.1%.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

DESCRIPTION OF UNITS OF EQUITY PARTICIPATION UNDER THE COOPERATIVE

         The equity held by members of the cooperative is in the form of Units of Equity Participation (Units). Each Unit represents one bushel of corn a member is obligated to deliver to MCP. When the corn is delivered to MCP, the Uniform Marketing Agreement between the member and MCP obligates MCP to make an initial payment to the member of at least eighty percent (80%) of the loan value per bushel of corn. This procedure was changed when MCP formed the Grower's Procurements Agency, formed in August of 1995, to procure corn for the membership, eliminating their delivery obligations. Members of MCP, after delivering corn to MCP, are also eligible to receive "value added" payments resulting from net proceeds earned by MCP from the processing of raw corn into products. As of March 31, 2000 there were 5,386 holders of Units.

         The cooperative has also issued Common Stock which allows the member voting rights. As of March 31, 2000 there were 5,386 holders of Common Stock.

         There is no established public trading for the members' Units. Ownership of Units are restricted to eligible agricultural producers. The Units may not be transferred without the approval of MCP's Board of Directors. Members are allowed to transfer Units by first generation transfers or by a right of first refusal sale process. The right of refusal permits a seller to seek a bid from another member. Any subsequent bid is then posted in the monthly MCP newsletter and if the bid is not increased then the original bidder is the successful purchaser of the Units. If the bid is increased, the highest bidder becomes the purchaser.

         Archer Daniels Midland Company (ADM) on August 27, 1997 purchased from MCP 58,622,340 Units. This represents 30% of MCP's total issued Units. The Units are non-voting Units and were purchased by ADM for an amount of $119,700,000. These funds were utilized to pay down debt, from $410 million to $290 million, and to refinance existing short-term debt with long-term debt. The amount paid by ADM amounts to $2.04 per non-voting Unit. ADM is entitled to take into income any distributions with respect to MCP's patronage which are made in the form of written notices of allocation. ADM is treated for all other purposes as a non-member patron of MCP. As of March 31, 2000 ADM held this same amount of Units.

         The range of high and low bid information for the Units for each full quarterly period within the two most recent fiscal years is reflected in the following chart. Since there is an absence of an established public trading market the amounts in the following chart are supplied by MCP's Grower Relations Department.

                       1999                     2000
                       ----                     ----
                 High         Low         High         Low
                 ----         ---         ----         ---
1st Qtr.         $2.00       $1.00        $2.20       $1.75
2nd Qtr.         $2.25       $1.50        $2.20       $0.50
3rd. Qtr.        $2.36       $0.60        $2.25       $0.50
4th Qtr.         $2.17       $0.50        $1.75       $0.50


DESCRIPTION OF MEMBERSHIP UNITS OF THE COLORADO LIMITED LIABILITY COMPANY

INTRODUCTION

              On July 1, 2000, the Units will automatically become Member Units in the new Colorado limited liability company. What follows is a discussion of the Member Units. There is no established public trading market for the Member Units.

GENERAL

         The Colorado limited liability company has two classes of membership:
Class A membership, which has voting rights, and Class B membership, which has no voting rights. Class A memberships are represented by Class A units. A Class A Unit is the holder's share of the profits and losses of the Colorado limited liability company and the holder's right to receive distributions of cash or assets. Class B memberships are represented by Class B units, which also represent the right to share in the profits and losses and distributions of the Colorado limited liability company. The Colorado limited liability company is authorized to issue 350,000,000 Class A units and 150,000,000 Class B units.

         The operating agreement authorizes the Colorado limited liability company to issue additional units to:

* fund expansion or maintain and repair its corn wet milling facilities and related facilities,

* fund construction or acquisition of facilities or any related or complementary business,

* fund losses which cannot be reasonably expected to be funded with future earnings, or

* fund equity contributions to joint ventures related or complementary to the Colorado limited liability company's existing business. If the Colorado limited liability company issues additional units in the future, members will have the right to subscribe for additional units in order to permit members to maintain their percentage of units owned at a constant level.


QUALIFICATIONS FOR MEMBERSHIP

CLASS A MEMBERSHIP

         A Class A membership is available to any individuals and Family Farm Corporations, who are (1) currently or formerly engaged in the priduction of one or more agricultural products, including tenants of land used for the production of any such product, and lessors of such land who receive as rent part of the produce of such land, and associations of such producers, (2) owners of voting stock of a Family Farm Corporation, (3) members of the immediate family (i.e., a spouse, parent, brother or sister, child or grandchild) of any Member, and (4) current or former employees or agents of MCP. For this purpose, a "Family Farm Corporation" means any corporation, limited partnership, limited liability company, trust or similar entity founded for the purpose of ownership and operation of agricultural land, if a majority of the voting power and equity interests are held by related individuals or their spouses, and at least one of the related individuals is residing on or actively involved in the corporation or other entity's operations, and none of the holders of voting power or equity interests are held by corporations. This membership is available to those who acquire a minimum of 1,000 Class A units. The initial Class A members of the Colorado limited liability company will be members of MCP who receive Class A units upon completion of the conversion. Class A membership is also limited to agricultural producers. These are persons or entities who have been, or who are presently engaged in the production of agricultural products, members of those persons' immediate family or current or former employees of the Colorado limited liability company. Competitors of the Colorado limited liability company are not eligible to purchase or own Class A units. The Colorado limited liability intends to enforce its policy against competitors owning Class A units. At the time of the conversion, competitors would include, Cargill, Corn Products and A.E. Staley Manufacturing Company, Cerestar USA, National Starch and Chemical Company, Penford Products Company, Roquette America, Inc., any officers or directors of those companies, and any other entity identified by MCP as a competitor.

         Transfers of the Class A units are subject to the prior consent of the board of directors as well as other procedural requirements including receipt of evidence that the transferee is not a competitor of the Colorado limited liability company. These procedural requirements will allow the Colorado limited liability company to monitor and enforce its policy that competitors are not eligible to purchase Class A units.

CLASS B MEMBERSHIP

         Upon completion of the conversion, the initial Class B member will be Archer Daniels Midland Company, which will receive 58,622,340 Class B units, constituting 100% of the outstanding Class B units. As the owner of the Class B units, Archer Daniel Midland Company will be entitled to approximately 30% of the Colorado limited liability company's profits and losses and 30% of any cash distributions made to members.

CLASS A UNITS

VOTING RIGHTS

         Although Class A members are required to own a minimum of 1,000 Class A units, only members holding 5,000 or more Class A units are entitled to vote. Holders of 5,000 or more Class A units are entitled to one vote on all matters to be voted upon by the members. The Colorado limited liability company has the right to purchase the Class A units of any member owning less than 1,000 Class A units at the established value (as defined below), following written notice of the deficiency to the member and expiration of a one-year cure period within which the member can buy additional Class A units. Any member owning at least 1,000 Class A units, but less than 5,000 units, is not entitled to vote. Class A units held by any member not entitled to vote will be excluded in determining the total number of Class A units required for action to be taken by the members.

MAXIMUM OWNERSHIP LIMITATION

         No member can own more than 2% of the total issued and outstanding Class A units. For purposes of calculating the 2% limitation, the number of Class A units owned by a member includes any Class A units owned by that member's spouse, children, parents, brothers and sisters, and any Class A units owned by any corporation, partnership or other entity in which the member or the member's family members owns or controls a majority of the voting power. Any Class A member owning more than 2% of the outstanding Class A units is not entitled to vote until the member disposes of the excess Class A units. In addition, the Colorado limited liability company has the right to purchase the number of Class A units in excess of the 2% limitation at the established value, following written notice of the excess ownership to the member and expiration of a one-year cure period within which the member can dispose of the excess Class A units.

         Under the operating agreement, the established value means the per unit purchase price set by the board of directors based on 75% of the fair market value of the Class A units, as determined by the board using reasonable valuation methods, or the book value of the Class A units, whichever is less. At the option of the Colorado limited liability company, the purchase price may be made in one lump sum or in equal installments over a five-year period, with interest.

CLASS B UNITS

         Class B units are nonvoting membership interests. However, the Colorado limited liability company may not, without the prior consent of Archer Daniels Midland Company so long as it holds one-third of the outstanding Class B units:

         (1)      materially change its principal business,

         (2) sell, lease or otherwise transfer substantially all of its assets, or

         (3) incur capital expenditures in excess of $250,000, except capital expenditures which are required by law, including but not limited to capital expenditures necessary to achieve or maintain compliance with the applicable environmental laws.

         The Colorado limited liability company has the right to purchase the Class B units of any member owning less than 1,000 Class B units at the established value, following written notice and expiration of the one-year cure period. There is no maximum limit on the ownership of Class B units. Holders of Class B units are also entitled to receive distributions of cash as may be declared by the board of directors, on the same basis as holders of Class A Units.

DISTRIBUTIONS

         Unit holders are entitled to receive distributions of cash as may be declared by the board of directors. Distributions of cash will be made to unit holders in proportion to the number of units owned by each member. The holders of Class A units and Class B units are entitled to equivalent per unit distributions. The board of directors has the discretion to make distributions to holders of special financial interests in the aggregate amount of the stated amount of such interests.

CAPITAL ACCOUNTS AND CONTRIBUTIONS

         The original price of Class A units and Class B units constituted a capital contributions to the Colorado limited liability company for purposes of becoming a member of the Colorado limited liability company. The operating agreement does not require any member to make additional capital contributions to MCP, except that the board of directors may require any member who owes a tax withholding obligation to MCP to reimburse MCP for that liability. Except as otherwise provided in the operating agreement, interest will not accrue on capital contributions, and members will have no right to withdraw or be repaid any capital contribution.

ALLOCATION OF PROFITS AND LOSSES; SPECIAL ALLOCATION RULES

ALLOCATION OF PROFITS AND LOSSES

         Except as otherwise provided in special allocations, profits and losses realized by the Colorado limited liability company will be allocated to the members in proportion to the number of units held by each member. Profits and losses will be determined by the board of directors on either a daily, monthly, or other basis permitted under the tax code and corresponding Treasury regulations.

SPECIAL ALLOCATION RULES

         The general rule for profit and loss allocations is subject to a number of exceptions referred to as special allocations. The most relevant of the special allocations is the special allocation of profits that will be made if distributions are made to the holders of special financial interests. The other special allocations are required by Treasury regulations and are aimed at highly leveraged partnerships that allocate taxable losses in excess of the partner's actual capital contributions. These circumstances are highly unlikely to occur in the Colorado limited liability company.

TRANSFER AND RESTRICTIONS OF TRANSFER OF UNITS

         Transferability of units is restricted to ensure that the Colorado limited liability company is not deemed a "publicly traded partnership" and thus taxed as a corporation. Under the operating agreement, no transfers may occur without the approval of the board of directors. The board of directors will permit transfers that fall within "safe harbors" contained in the publicly traded partnership rules under the tax code. These include transfers by gift, transfers upon the death of a member, intra family transfers and other transfers during the tax year that in the aggregate do not exceed 2% of the total outstanding Class A and Class B units.

         In addition, the board may give non-transferring members a right of first refusal with respect to transfers of units. In the future, the Colorado limited liability company may consider establishing a qualified matching service to facilitate trading in the Class A units. If anyone transfers units in violation of the publicly traded partnership requirements of the tax code or without the prior consent of the board, the Colorado limited liability company will consider the purported transfer to be null and void, and will not recognize any voting and distribution rights for those units.

         The board of directors may, in its discretion, establish other conditions and procedures for transfers of units as long as they are reasonably related to tax or securities limitations. These may include: delivery of a legal opinion to MCP; delivery of transfer instruments to MCP; delivery of financial information sufficient to enable MCP to file all necessary tax returns; and repayment of any indebtedness owed by the transferring member to the Colorado limited liability company.

         All transfers of Class B units also must be approved by the board of directors. The pledge of, or granting of a security interest in, lien or other encumbrance in or against a member's units does not constitute a transfer of the units. A transfer of units as a result of foreclosure or transfer in lieu of foreclosure does constitute a transfer of units, and is subject to the restrictions on transfers of units. The transfer of all of a member's units to a transferee terminates the transferring member's membership in MCP.

         As of July 1, 2000, Class A Units may be transferred by first generation transfers and by a procedure whereby bids are posted on a web page on MCP's website and posted in a newsletter. Purchasers need to contact MCP to obtain the name and address of the seller or interested buyer (which may also be posted). Sellers and buyers will be obligated to sign authorization forms. Monies will be handled by an escrow agent who will also be responsible for distributing sale proceeds.

DISTRIBUTION OF ASSETS UPON LIQUIDATION

         MCP's operating agreement establishes the following order and priority for distribution of MCP's assets upon dissolution, each category to be satisfied in full before any distribution is made to the next: first, all debts and liabilities of MCP must be paid; second, reserves for contingent liabilities must be set aside; third, the value of Class A and Class B units, as determined by the board of directors must be paid pro rata to the unit holders; fourth, the stated amount of special financial interests, reduced by previous distributions with respect to these interests, must be paid; and fifth, all remaining property and assets of MCP are then to be distributed among the unit holders pro rata in amount equal to the unit holders' respective capital accounts.

AMENDMENTS TO OPERATING AGREEMENT

         The operating agreement may be amended by the vote of 66.67% of the members voting, either in person or, if authorized by the board, by proxy or mail ballot, at any regular or annual meeting of the members at which a quorum is present. In the case of any amendment which modifies the rights and benefits afforded to holders of Class B units, the consent of 66.67% of the holders of Class B units is required.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of MCP. MCP has derived this information from its consolidated financial statements. The audited financial statements have been audited by Clifton Gunderson L.L.C., independent auditors.

                                                                      Period Ended
                                                      Year Ended        March 31,
                                                     September 30,    (six months)      Year Ended March 31,
                                                     -------------    ------------      --------------------
                                                    1995       1996       1997       1998       1999       2000
                                                    ----       ----       ----       ----       ----       ----
(In Millions)
STATEMENT OF OPERATIONS DATA:
    Net Revenues ..............................    $  327     $  420     $  237     $  563     $  599     $  584
    Cost of product sold ......................       256        441        207        525        526        492
    Gross proceeds (loss) .....................        71        (21)        30         38         73         92
    Selling, general and
      administrative expenses .................        14         26         20         46         50         60
    Operating income (loss) ...................        57        (47)        10         (8)        23         32
    Interest expenses .........................        11         19         20         32         23         22
    Other income (expense) ....................         1          3         --         (5)         6          1
    Net income (loss) .........................        47        (63)       (10)       (45)         6         11
    Outstanding units of equity
      participation at year end ...............      76.3       76.2      136.7      195.7      195.6      195.6
BALANCE SHEET DATA:
    Working capital (deficit) .................       (31)      (363)      (352)        43         65         71
    Total assets ..............................       491        662        672        650        619        608
    Long-term debt ............................       164          6          1        295        291        271
    Members' equity ...........................       201        201        212        287        289        291
OTHER DATA:
    EBITDA ....................................        78        (16)        28         30         73         79
    Cash flow from (for)
      operations ..............................        76        (94)        (4)        (3)        35         46
    Investing .................................      (159)      (206)       (15)       (13)       (16)       (19)
    Financing .................................        91        281         25          9        (12)       (25)
    Capital expenditures ......................       172        208         12         13         16         19


         Fiscal year 1997 was a six-month period because MCP changed its fiscal year end from September 30 to March 31.

         You should read the financial data presented above along with "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Form 10-K as well as the consolidated financial statements and related notes that MCP includes in Item 8 of this Form 10-K. In reviewing the financial information, you should consider:

         * EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. It is presented to enhance an understanding of our operating results and ability to service debt and is not intended to represent cash flow or net earnings under U.S. GAAP. Our use of EBITDA may not be comparable to similarly titled measures used by other companies.

    (1) Earnings before interest taxes and depreciation is pre-tax profit before depreciation and amortization. EBITDA supplements, and is not intended to represent a measure of performance in accordance with disclosures required by generally accepted accounting principles. It is included as a tool for analyzing our results.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

         Following several years of attractive growth, MCP sustained major losses in fiscal years ending in 1996, 1997 and 1998. The primary reason for the losses was a significant expansion of corn wet milling capacity in North America ahead of industry demand. The 55 high fructose demand, however, had been growing at approximately 5% per year in the period of 1991 to 1998. The supply/demand imbalance caused sweetener prices to fall sharply and made the corn processing industry unprofitable in 1996 and 1997. Since corn wet milling capacity utilization dropped to 76% in 1996, some withdrawal of capacity and the continuing demand growth has returned the industry capacity utilization to as much as a 86-87% rate. This recovery has been in line with the industry's history in dealing with these imbalances that occur approximately every 8-10 years. The recovery is generally fairly quick.

         The other major factor contributing to the losses sustained during 1996
- 1997 was a sharply higher corn cost. Corn reached a historical high, with the average cost of fiscal 1996 corn increasing by 76%. In late 1997, corn returned to more normal levels and has actually fallen in late 1998 below normal lows. This has helped us to return to profitability at the present time.

         In fiscal years 1999 and 2000, MCP has addressed those items within its control in order to be properly positioned when industry prices rebounded to normal levels. MCP increased volume to virtually full capacity, while reducing operating costs per bushel to target levels, and increasing efficiency. As a result in fiscal years 1999 and 2000, MCP returned to profitability. Concentration on customer service and quality of products will continue to establish an outstanding customer base. Capital expenditures were directed to cost reduction projects at the processing facilities.

         Please note that net sales figures shown below include storage and handling income generated by Liquid Sugars, Inc. This income is earned by storing and repackaging third party product. Liquid Sugars, Inc. does not take ownership of this product at any time during this process. It acts as a through put facility for a third party. In any one year the storage and handling income generated by Liquid Sugars is less than 1% of MCP's and Liquid Sugars' total revenues on a consolidated basis, and therefore, is not disclosed separately.

         The financial statements are presented on a consolidated basis to include the accounts and transactions of MCP, Liquid Sugars, Inc. ("LSI"), a wholly owned subsidiary, and Growers' Procurement Agency, an agency of the members of MCP. All significant inter-company accounts and transactions have been eliminated.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         NET SALES. MCP's net revenues for fiscal year 2000 were $583.9 million. This compares to $598.8 million of net revenues in fiscal year 1999, or a decrease of $14.9 million. Increased revenues of $12.9 million in sweetener sales, due primarily to price increases, were offset by reduced revenues from ethanol and feed co-products of $23.3 million. Reduced sweetener volumes and margins through the LSI bulk terminals account for the majority of the remaining decrease in revenues.

         COSTS OF PRODUCT SOLD. Cost of product sold decreased $33.4 million from $525.7 million in fiscal year 1999 to $492.3 million in fiscal year 2000. Decreases in corn costs of $42.0 million were offset by increases in other manufacturing costs, including utilities, natural gas and labor. Costs for the bulk terminals remained relatively flat from year to year.

         SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $50.5 million in 1999 to $59.9 million in 2000, an increase of $9.4 million. Increases in rents, wages and benefits, professional fees, travel expense and the reserve for bad debts account for over 70% of the overall increase.

         NET OPERATING INCOME. Net operating income increased $9.1 million from $22.6 million in 1999 to $31.7 million in 2000. The decrease in sales revenues of $14.9 million, the increase in selling, general and administrative expenses of $9.4 million, and the decrease in cost of goods sold, account for the improvement in operating income.

         INTEREST AND OTHER INCOME /EXPENSE. Other expense increased from $16.8 million in 1999 to $20.3 million in 2000. In 1999 MCP recorded the reversal of a loss estimate on a sales contract in the amount of $3.3 million. There was no similar income item recorded in 2000. Interest expense decreased $1.2 million in fiscal 2000 as a result of prepaying $20 million of debt. Interest and other income decrease $1.4 million from 1999 to 2000. This was primarily due to MCP no longer receiving a patronage dividend from the St. Paul Bank for Cooperatives.

         NET PROCEEDS. Net proceeds increased from $5.8 million in 1999 to $11.1 million in 2000, or an increase of $5.3 million. The increase in net operating income of $9.1 million was offset by the increase of $3.5 million in other income, and $0.3 million in income taxes.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         NET SALES. Net sales increased 6.3% from $563 million to $599 million, while grind, which constitutes total bushels processed, increased 13.2 million bushels or 12.0%. Total sweetener sales increased by $60 million, with price increases accounting for $12 million and additional sales volume accounting for $48 million. Lower starch sales of $4 million, due primarily to reduced sales volumes, and decreased ethanol sales of $17 million, of which approximately 80% was due to lower prices, offset the increase in sweetener revenues. Decreased feed co-product sales of approximately $3 million also offset the increase in sweetener sales, primarily due to price declines in wet feed and gluten meal.

         COST OF PRODUCT SOLD. Cost of product sold remained relatively flat. Corn costs increased $1 million from 1998 to 1999, with increases in grind accounting for a $34 million increase which was offset by a savings of $33 million due to a lower per bushel cost. The ethanol producer credit recognized in 1999 was $3 million greater than in 1998, which offset slight increases in labor and other manufacturing costs.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $5 million. Leased railcar costs accounted for $3 million (60%) of the overall increase. Other administrative costs increased $2 million primarily due to higher labor costs and retirement costs.

         NET OPERATING INCOME. Net operating income increased from a loss of $8 million to a profit of $22 million, or an improvement of $30 million. The increase in net sales of $36 million, with relatively flat production costs, offset by the increase in general and administrative expense of $5 million, account for the improvement in net operating income.

         INTEREST AND OTHER INCOME/EXPENSE. Other expense decreased from $37.4 million in fiscal year 1998 to $16.8 million in fiscal year 1999, a decline of $20.6 million. A decrease in interest expense made up $8.7 million of this decline. Fiscal year 1999 represents a full year of refinanced debt as a result of Archer Daniels Midland Company's equity infusion of $119.7 million in August 1997, and the restructuring of our long-term debt. "Loss on sales contract" was estimated at $7.9 million for fiscal year 1998. The actual loss on the sales contract was $4.5 million, resulting in a reversal of expense of $3.4 million in fiscal year 1999, or an $11.3 million change from year to year.

         NET PROCEEDS. Net proceeds improved from a loss of $45 million to a profit of $6 million, an improvement of $51 million. Improvement of $30 million in net operating income and the decrease of $21 million in other expense accounts for the majority of the increase in net proceeds.

LIQUIDITY AND CAPITAL RESOURCES

         MCP has historically paid 100% of its taxable net income to its members in the form of value-added distributions or patronage dividends. As of March 31, 2000, in the aggregate, MCP has paid over $165 million to its members since inception. On years distributions have occurred, distributions have ranged from $.02 - $.75 per unit from year to year.

         MCP expects that cash flow from operations and proceeds from its existing credit lines will be sufficient to fund operations, to provide adequate capital expenditures (excluding any major expansion), and to make distributions to its members for the next three to five years.

         In late 1997, MCP sold a 30% equity interest, in the form of nonvoting units of equity participation, to Archer Daniels Midland Company for approximately $120 million. These funds were utilized to pay down debt, from $410 million to $290 million, and to refinance existing short-term debt with long-term debt. In connection with the passive equity investment, Archer Daniels Midland Company and MCP entered into a stockholder agreement dated August 27, 1997. This agreement sets forth the rights and obligations of Archer Daniels Midland Company as a nonmember patron of MCP. The agreement restricts MCP from, among other things, materially changing its principal business, disposing or otherwise transferring substantially all of its assets, making material changes to its corn delivery program and incurring capital expenditures in excess of $250,000 without the consent of Archer Daniels Midland Company. These restrictions (other than the restriction regarding changes in the corn delivery program) are continued in the Colorado limited liability company's operating agreement.

         In 1997, MCP sold $290 million of first mortgage notes in a private offering, primarily to major insurance companies. The maturities range from seven to fifteen years, with no significant principal payments due until September 30, 2003. The average interest rate, including a variable rate portion, is approximately 7.85% at present. The notes restrict MCP from incurring additional long-term debt and disposing of assets, and require MCP to maintain specific financial ratios.

These include: maintaining a current ratio of not less than 1.1:1; not permitting the ratio of Consolidated Funded Debt to Consolidated Capitalization to exceed 0.6:1 for quarters ended on or before June 30, 2000 or 0.55:1 for quarters ended after June 30, 2000; and maintaining a minimum total equity amount which increases annually by 20% of net earnings until MCP's ratio of Consolidated Funded Debt to Consolidated Capitalization is less than 0.25:1.0. As of March 31, 2000, MCP was in compliance with all covenants and restrictions. The notes are collateralized by mortgages on the Marshall and Columbus facilities. As of March 31, 2000, MCP has pre-paid $20 million of the variable rate portion of these mortgage notes.

         In addition, MCP has established a $50 million working capital line of credit with Harris Trust and Savings Bank and US Bancorp Ag Credit. At the current time, there is no amount outstanding under the line of credit. This credit line, which protects MCP from seasonal cash fluctuations, terminates August 27, 2001. The line of credit requires MCP to maintain a minimum net working capital of $25 million at all times, a minimum equity amount equal to the sum of $270 million plus 20% of consolidated net earnings for each fiscal year and a minimum cash flow of $0 as of March 31, 1999. In addition, the line of credit restricts MCP's ability to make capital expenditures, make certain distributions, create liens, incur indebtedness and sell assets and properties.

         MCP's normal capital expenditure program is between $20 - 30 million per year. There are no significant expansions planned at present.

         Net cash flow from operation (EBITDA) improved to a positive $79 million in fiscal year 2000.

         Total assets at March 31, 1999 were $619 million, decreasing approximately $31 million from the prior year, due to depreciation charges exceeding capital expenditures by approximately $27 million. Working capital was $65 million at March 31, 1999 and $43 million at March 31, 1998.

         Total assets at March 31, 2000 were $608 million, decreasing approximately $11 million from the prior year, due to depreciation charges exceeding capital expenditures by approximately $26 million. Working capital was $71 million at March 31, 2000.

         Capital expenditures were $19 million in the fiscal year ended March 31, 2000 and $16 million in the prior year's period.

FORWARD-LOOKING STATEMENTS

MCP and its representatives may from time to time make written or oral forward-looking statements, including statements made in this report, that represent MCP's expectations or beliefs concerning future events, including statements regarding future sales, future profit percentages and other results of operations, the continuation of historical trends, the sufficiency of cash balances and cash generated from operating and financing activities for MCP's future liquidity and capital resource needs, and the effects of any regulatory changes. Such statements are "forward-looking statements" within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. MCP cautions you that any forward-looking statements made by MCP in this report, in other reports filed by MCP with the Securities and Exchange Commission or in other announcements by MCP are qualified by certain risks and other improtant factors that could cause actual results to differ materially from those in the forward-looking statements. Such risks and factors include, but are not limited to, the following:

MCP OPERATES IN AN INTENSIVELY COMPETITIVE INDUSTRY.

MCP operates within highly competitive markets. In the United States, MCP competes with other corn processors or refiners, including Archer Daniels Midland Company, Cargill, and A.E. Staley Manufacturing Company, a subsidiary of Tate & Lyle, PLC. Some of our competitors are divisions of larger enterprises which may have greater financial resources than MCP. Many of our products also compete with products made from raw materials other than corn. For example, high fructose corn syrup competes principally with cane and beet sugar, and ethanol competes with Methyl Tert-Butyl Ether, a petroleum based fuel oxygenate, and other oxygenate and compliance alternatives. MCP believes the principal competitive factors in our markets are supply and demand, price, product quality and service.

Our business is sensitive to corn prices, and when corn prices increase we generally cannot pass on these increases to our customers.

         Changes in the price of corn can significantly affect our business. In general, rising corn prices produce lower profit margins and therefore represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The price fluctuation in corn prices over the twenty-year period from 1979 through 1999, based on monthly futures data, has ranged from a low of $1.42 per bushel to a high of $5.55 per bushel. In fiscal year 1996 MCP incurred substantial losses. A primary cause of the losses was an exceptional increase in corn costs which we were unable to offset with higher product prices.

         The price of corn is influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply. The significance and relative impact of these factors on the price of corn is difficult to predict. Factors such as crop disease or severe weather, that tend to increase the price of corn, could have an adverse impact on our business because we may be unable to pass on higher corn costs to our customers. Any events that tend to negatively impact the supply of corn will tend to increase prices and harm our business.

DEBT SERVICE AND RESTRICTIVE LOAN COVENANTS COULD REDUCE DISTRIBUTIONS TO
MEMBERS.

         As of March 31, 2000, MCP's long-term debt was approximately $271,000,000. It is possible our leverage and debt service requirements may make us more vulnerable to economic or market downturns. If MCP is unable to service our indebtedness, we may be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In addition, the terms of MCP's existing debt instruments contain restrictive, financial and maintenance covenants. These covenants, among other things, place limits on our ability to make cash distributions to members. For example, cash distributions may not exceed 80% of our net earnings in any given year, unless specific financial ratios are satisfied.

OUR BUSINESS IS SUBJECT TO EXTENSIVE ENVIRONMENTAL AND FOOD REGULATION AND COMPLYING WITH THESE REGULATIONS CAN BE COSTLY AND UNPREDICTABLE.

         As a producer of food items, MCP is subject to extensive regulation by the FDA and other government agencies. MCP also is subject to various federal, state and local laws and regulations with respect to environmental matters. The failure to comply or the need to respond to threatened actions involving environmental laws and regulations may adversely affect our business, operating results or financial condition.

MINNESOTA CORN PROCESSORS HAS SUFFERED LOSSES IN THE RECENT PAST.

         In fiscal years 1999 and 2000, MCP earned approximately $5.9 million and $11.1 million, respectively. MCP recorded net losses in the 1996, 1997 and 1998 fiscal years. We may suffer additional losses in the future.

HEDGING TRANSACTIONS INVOLVE RISKS THAT CAN HARM OUR BUSINESS.

         In an attempt to minimize the effects of the volatility of corn costs on operating profits, we take hedging positions in the corn futures markets. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and our ability sell sufficient products to utilize all of the corn with respect to which it has futures contracts. Although we attempt to link its hedging activities to sales plans and pricing activities, occasionally such hedging activities can themselves result in losses. There can be no assurance that such losses will not recur.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

COMMODITIES

         The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government farm programs and policies, shifts in global demand created by population growth and changes in standards of living, and global production of similar crops. To reduce price risk caused by market fluctuations, MCP generally follows a policy of hedging its inventories and related purchase and sale contracts. In addition, MCP from time to time will hedge portions of its production requirements. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity.

         To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventories as a cost of the commodities and reflected in the statement of operations when the product is sold.

         A sensitivity analysis has been prepared to estimate MCP's exposure to market risk of its commodity position. MCP's daily net commodity position consists of inventories, related purchase and sale contracts, and exchange traded contracts, including those to hedge portions of production requirements. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fait value resulting from a hypothetical 10% adverse change in such prices. The results of this analysis, which may differ from actual results, are as follows:

                         March 31 1999                    March 31 2000
                 Fair Value     Market Risk       Fair Value       Market Risk

Long Position    $70,141,669    $  7,014,167      $ 20,627,984   $ 2,062,798


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Minnesota Corn Processors and Consolidated Entities
Marshall, Minnesota

We have audited the accompanying consolidated balance sheets of Minnesota Corn Processors and Consolidated Entities as of March 31, 2000 and 1999, and the related consolidated statements of operations, member equities, and cash flows for the years then ended March 31, 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the cooperative's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minnesota Corn Processors and Consolidated Entities as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is presented fairly, in all material respects, in relation to the basic consolidated financial statements taken as a whole.


/s/ Clifton Gunderson, L.L.C.

Marshfield, Wisconsin
May 5, 2000

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 AND 1999

                                     ASSETS

                                                            2000            1999
                                                            ----            ----
CURRENT ASSETS
      Cash and cash equivalents                         $ 10,526,934    $  8,610,996
      Receivables                                         60,338,482      47,944,856
      Inventories                                         37,346,047      39,416,211
      Prepaids and other assets                            2,852,794       4,932,884
      Margin deposits                                      5,365,520       2,545,774
                                                        ------------    ------------

               Total current assets                      116,429,777     103,450,721
                                                        ------------    ------------


INVESTMENTS AND OTHER ASSETS
      Investments                                         10,381,232      10,356,694
      Deferred debt refinancing costs                      2,989,949       3,229,949
      Cash surrender value of life insurance                 142,520         146,000
      Non-current receivables                              2,606,308       1,998,714
      Non-current prepaids                                 1,499,689       1,717,690
      Goodwill                                             5,522,752       3,543,382
                                                        ------------    ------------

               Total investments and
                    other assets                          23,142,450      20,992,429
                                                        ------------    ------------


PROPERTY AND EQUIPMENT                                   718,093,905     701,383,665
      Less accumulated depreciation                      249,283,249     206,546,129
                                                        ------------    ------------

               Net property and equipment                468,810,656     494,837,536
                                                        ------------    ------------





TOTAL ASSETS                                            $608,382,883    $619,280,686
                                                        ============    ============

                         LIABILITIES AND MEMBER EQUITIES

                                                           2000              1999
                                                           ----              ----
CURRENT LIABILITIES
      Short-term notes payable                         $     735,418     $   1,415,373
      Current portion of long-term debt                      551,169           417,772
      Accounts payable - grain                             4,776,020         6,011,410
      Accounts payable - other                            21,111,949        17,859,906
      Value added payable                                  8,677,116         4,140,000
      Income taxes payable                                    64,500           298,615
      Accrued payroll costs                                3,767,602         2,810,616
      Accrued real estate taxes                            2,446,000         2,698,340
      Accrued expenses and taxes                           3,416,391         2,951,286
                                                       -------------     -------------

               Total current liabilities                  45,546,165        38,603,318


LONG TERM DEBT                                           270,623,814       290,975,901


DEFERRED COMPENSATION                                        728,282           785,000
                                                       -------------     -------------

               Total liabilities                         316,898,261       330,364,219
                                                       -------------     -------------


MEMBER EQUITIES
      Units of equity participation certificates         247,006,471       247,006,471
      Non-voting units of equity participation           119,790,000       119,790,000
      Contributed capital                                  1,007,789         1,007,789
      Unallocated capital deficit                        (61,335,287)      (62,071,209)
      Non-qualified patronage refunds                      3,849,171         3,849,171
      Loss allocated to members                          (18,833,522)      (20,665,755)
                                                       -------------     -------------

               Total member equities                     291,484,622       288,916,467
                                                       -------------     -------------


TOTAL LIABILITIES AND MEMBER
      EQUITIES                                         $ 608,382,883     $ 619,280,686
                                                       =============     =============


 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                                                            2000              1999              1998
                                                            ----              ----              ----
NET SALES, STORAGE, AND HANDLING CHARGES               $ 583,891,954     $ 598,769,463     $ 563,192,996

COST OF GOODS                                            492,323,655       525,667,383       525,142,179
                                                       -------------     -------------     -------------

              Gross proceeds                              91,568,299        73,102,080        38,050,817

SELLING, GENERAL, AND ADMINISTRATIVE
      EXPENSES                                            58,946,842        50,657,841        44,355,845

PROVISION FOR DOUBTFUL ACCOUNTS                              941,494          (127,486)        1,561,670
                                                       -------------     -------------     -------------

              Net operating proceeds (loss)               31,679,963        22,571,725        (7,866,698)
                                                       -------------     -------------     -------------

OTHER INCOME (EXPENSE)
      Interest expense                                   (21,979,662)      (23,170,643)      (31,901,028)
      Interest and other income (net)                        880,728         3,077,580         2,408,801
      Gain on disposal of property and equipment             793,799            15,287            30,344
      Gain (loss) on sales contract                               --         3,268,000        (7,986,000)
                                                       -------------     -------------     -------------

              Total other income (expenses)              (20,305,135)      (16,809,776)      (37,447,883)
                                                       -------------     -------------     -------------

              Net income (loss) before income taxes       11,374,828         5,761,949       (45,314,581)

PROVISION FOR INCOME TAXES                                   251,191           (69,267)             (285)
                                                       -------------     -------------     -------------

NET INCOME (LOSS)                                      $  11,123,637     $   5,831,216     $ (45,314,296)
                                                       =============     =============     =============


 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   CONSOLIDATED STATEMENTS OF MEMBER EQUITIES
                   YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                                            UNITS OF EQUITY       NON-VOTING
                                             PARTICIPATION      UNITS OF EQUITY      CONTRIBUTED
                                             CERTIFICATES        PARTICIPATION         CAPITAL
                                             ------------        -------------         -------
BALANCE, APRIL 1, 1997                      $   246,867,655     $            --    $     1,007,789

Payments by members                                      --                  --                 --
Less discounts on payments                               --                  --                 --
1998 net loss                                            --                  --                 --
Equities issued                                       6,450         119,790,000                 --
Adjustments                                         (15,172)                 --                 --
                                            ---------------     ---------------    ---------------

BALANCE, MARCH 31, 1998                         246,858,933         119,790,000          1,007,789

Payments by members                                      --                  --                 --
1999 allocation of net income                            --                  --                 --
Value added                                              --                  --                 --
Transfers                                           147,538                  --                 --
Equity retirements                                       --                  --                 --
                                            ---------------     ---------------    ---------------

BALANCE, MARCH 31, 1999                         247,006,471         119,790,000          1,007,789

Payments by members                                      --                  --                 --
2000 allocation of net income                            --                  --                 --
Value added                                              --                  --                 --
Equities repurchased                                     --                  --                 --
Adjustments                                              --                  --                 --
                                            ---------------     ---------------    ---------------

BALANCE, MARCH 31, 2000                     $   247,006,471     $   119,790,000    $     1,007,789
                                            ===============     ===============    ===============

            UNALLOCATED      NON-QUALIFIED        LOSS
              CAPITAL          PATRONAGE        ALLOCATED
              DEFICIT           REFUNDS         TO MEMBERS            TOTAL
              -------           -------         ----------            -----
         $  (17,464,734)    $    3,849,171    $  (21,584,206)    $  212,675,675

                     --                 --            40,994             40,994
                 (8,676)                --             8,676                 --
            (45,314,296)                --                --        (45,314,296)
                     --                 --                --        119,796,450
                     --                 --                --            (15,172)
         --------------     --------------    --------------     --------------

            (62,787,706)         3,849,171       (21,534,536)       287,183,651

                     --                 --            58,301             58,301
              5,081,216                 --           750,000          5,831,216
             (4,140,000)                --                --         (4,140,000)
               (208,018)                --            60,480                 --
                (16,701)                --                --            (16,701)
         --------------     --------------    --------------     --------------

            (62,071,209)         3,849,171       (20,665,755)       288,916,467

                     --                 --           125,453            125,453
              9,533,765                 --         1,589,872         11,123,637
             (8,677,116)                --                --         (8,677,116)
                 (7,954)                --                --             (7,954)
               (112,773)                --           116,908              4,135
         --------------     --------------    --------------     --------------

         $  (61,335,287)    $    3,849,171    $  (18,833,522)    $  291,484,622
         ==============     ==============    ==============     ==============


 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

              MINNESOTA CORN PROCESSORS AND CONSOLOIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                                                                          2000              1999              1998
                                                                          ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                              $  11,123,637     $   5,831,216     $ (45,314,296)
      Adjustments to reconcile net income (loss) to net
          cash provided (used) by operating activities:
          Depreciation and amortization                                 45,735,486        44,485,669        43,185,375
          Investment impairment loss                                       423,555         1,400,000                --
          Non-cash patronage refunds received                                 (122)       (2,599,589)       (1,261,572)
          Gain on disposal of equipment                                   (793,799)          (15,287)          (30,344)
          Sales proceeds applied to purchase of investments                     --          (143,407)               --
          Provision for doubtful accounts                                  941,494          (127,486)        1,561,670
          Change in operating assets and liabilities:
              Receivables                                              (13,942,714)        4,054,282        (9,041,446)
              Inventories                                                2,070,164         5,219,546         2,081,897
              Cash surrender value of life insurance                         3,480           103,800            87,200
              Prepaids and other assets                                  2,298,091           972,348          (652,557)
              Margin deposits                                           (2,819,746)        1,537,087        (3,680,346)
              Accounts payable - grain                                  (1,235,390)       (5,373,934)        4,416,672
              Accounts payable - other                                   1,651,918       (20,055,585)       10,731,291
              Accrued payroll costs                                        956,986          (315,534)          220,241
              Accrued real estate                                         (252,340)         (206,512)          563,997
              Accrued expenses and taxes, other than income taxes          465,105           766,125        (1,772,348)
              Income taxes recoverable/payable - current
                  and deferred                                            (234,115)              311          (194,216)
              Deferred compensation                                        (56,718)         (290,727)           62,495
                                                                     -------------     -------------     -------------

                  Net cash provided by operating activities             46,334,972        35,242,323           963,713
                                                                     -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property and equipment                              (18,767,648)      (13,932,100)      (12,671,480)
      Proceeds from disposal of property and equipment                   2,416,815           266,201            90,963
      Net repayments of notes receivable from employees,
          affiliates and others                                                 --             8,684                --
      Purchase of Liquid Corn, Inc.                                     (2,889,067)         (509,720)               --
      Investments purchased                                                     --                --          (313,450)
                                                                     -------------     -------------     -------------

                  Net cash used by investing activities                (19,239,900)      (14,166,935)      (12,893,967)
                                                                     -------------     -------------     -------------

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2000, 1999, AND 1998

                                                                          2000              1999             1998
                                                                          ----              ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on short-term borrowings                     $    (679,955)    $(104,538,602)    $    (495,110)
     Short-term borrowings                                                      --        97,986,799         3,580,759
     Long-term borrowings                                                       --        97,700,000       296,000,000
     Principal payment on long-term debt                               (20,480,813)     (104,398,071)     (409,683,269)
     Debt refinancing costs paid                                                --                --        (3,609,949)
     Loss allocation payments from members                                 125,453            58,301            40,994
     Value added                                                        (4,112,832)               --                --
     Equity adjustments                                                    (30,987)          (16,701)          (15,172)
     Equities issued                                                            --                --       119,796,450
                                                                     -------------     -------------     -------------

                 Net cash provided (used) by financing activities      (25,179,134)      (13,208,274)        5,614,703
                                                                     -------------     -------------     -------------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    1,915,938         7,867,114        (6,315,551)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             8,610,996           743,882         7,059,433
                                                                     -------------     -------------     -------------


CASH AND CASH EQUIVALENTS, END OF YEAR                               $  10,526,934     $   8,610,996     $     743,882
                                                                     =============     =============     =============


SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                   $  21,897,487     $  23,194,460     $ (33,573,344)
     Income taxes (recovered) paid                                         589,190           (69,578)          193,931


NON-CASH ACTIVITY
     Investments purchased through sales of product                  $          --     $     143,407     $          --
     Property and equipment acquired through debt financing
         and accounts payable                                            1,862,248         1,431,744                --


 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             MARCH 31, 2000 AND 1999


Minnesota Corn Processors ("the cooperative") (MCP) is a member owned cooperative incorporated in Minnesota for the purpose of producing value added corn related products for its members. The cooperative produces unmodified corn syrup, high fructose corn syrup, corn starch, fuel ethanol, and feed co-products.

Liquid Sugars, Inc. (LSI), a wholly owned subsidiary, is a sweetener blending and storage operation, which provides its products to various types of customers (including food processors) located primarily in the Western United States. As a result of MCP's 100% ownership of LSI, the accounts and transactions of LSI are consolidated in these financial statements.

Grower Procurement Agency (GPA), an agency of the members of MCP, was formed to assemble, procure, and supply corn to MCP on behalf of its membership. The Board of Directors consists of employees of MCP, and it leases facilities and employees from MCP. Because of the control which MCP has over the operations of GPA, this entity is also being consolidated.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MCP, and its wholly owned subsidiary, LSI, and its controlled entity, GPA. All significant intercompany accounts and transactions have been eliminated.


USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant management estimates relate to the determination of the valuation of repair parts inventory, the accumulated depreciation, and the allowance for doubtful accounts.


CREDIT POLICY

The cooperative sells its product primarily to the petroleum industry, farmers and ranchers, breweries, bakeries, the paper industry, and soft drink companies on terms it establishes for each customer. LSI sells its products to food processors and others on terms it establishes for each customer. GPA basically has only one customer, MCP. Credit sales are made throughout the United States and, to a much lesser degree, in Canada, by MCP and its consolidated entities.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             MARCH 31, 2000 AND 1999


REVENUE RECOGNITION POLICY

Revenues are recognized at the time product is shipped to customers, net of freight charges, except for consigned inventories where the revenue is recognized at the time the shipment is used by the customer.


CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the cooperative and its consolidated entities considers all highly liquid investments in debt instruments of other entities, with a maturity date of less than three months at the date of purchase, to be cash equivalents.


INVENTORIES

Unprocessed corn, finished goods, repair parts, and goods in process of manufacture inventories are valued at the lower of cost or net realizable value. Chemicals, raw material supplies, and coal are valued at the lower of cost or market. All inventory valuations assume a first-in, first-out flow of goods.


HEDGE TRANSACTIONS

The cooperative generally follows a policy of hedging its future grain requirements needed for fixed price contracts in order to minimize risk from market price fluctuations. Futures contracts used for hedging are purchased and sold through regulated commodity exchanges. Noncommodity exchange purchase and sale contracts may expose MCP to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation.

As grain is used in the production process, realized gains or losses and option contract premiums on these positions are recognized in cost of sales. Market gains or losses realized on grain prior to the delivery period for which they are identified as protecting are deferred and recognized pro rata through the identified delivery period. Such deferred amounts are included in prepaids and other assets in the current asset section of the consolidated balance sheet. Deferred gains and losses from commodity exchange purchases (representing amounts to be recognized as the grain is purchased in future periods) are not recorded in these financial statements.

In connection with these hedge transactions, margin deposits are made with brokers, as reflected in the current asset section of the balance sheet.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             MARCH 31, 2000 AND 1999


INVESTMENTS

Investments are principally in CoBank (formerly known as St. Paul Bank). They are recorded at original cost, plus the face value of equities received as patronage refunds. The face value of equities redeemed by other cooperatives is deducted from the investment balance. The investments are not transferable. No cash is received until such time as redeemed at the discretion of the other cooperative. Patronage refunds and redemptions are recorded in the year received. If a permanent impairment in value is deemed to have occurred, the investment value is reduced and a loss is reported in the consolidated statement of operations.


PROPERTY AND EQUIPMENT

The cost of property and equipment includes all costs incurred to bring such assets to the condition necessary for their intended use.

Costs of property and equipment are charged to operations, as depreciation, on a straight-line method over the estimated useful lives of the individual assets.

The ranges of the estimated useful lives for the major classes of property and equipment are as follows:

Land and public improvements            Not being depreciated
Land improvements                       10 to 20 years
Building and leasehold improvements     Generally 30 years, with some immaterial
                                        amounts on a shorter life (leaseholds
                                        are amortized over shorter of useful
                                        life or lease period)
Equipment                               5 to 25 years
Railroad, switch engine, and rail cars  11 to 25 years
Silos                                   5 to 35 years
Construction in progress                Not being depreciated


DEFERRED START UP COSTS

Various start-up costs incurred in connection with the construction of the plant in Nebraska have been deferred ($3,747,373) and are being charged to expense (amortized) on a straight-line basis over a 5-year period effective September, 1992, and August, 1994. Amortization expense relating to the start-up costs was $-0-, $170,732, and $383,780 for the years ended March 31, 2000, 1999, and 1998, respectively. Accumulated amortization was $3,747,373 and $3,747,373 at March 31, 2000 and 1999, respectively.


AMORTIZATION OF OTHER INTANGIBLE COSTS

Goodwill resulting from the purchase price of LSI being greater than fair market value is being amortized on a straight-line basis over a 15-year period beginning in April 1996. Amortization expense for the years ended March 31, 2000, 1999, and 1998, was $295,282, $295,282, and $295,282, respectively.
Accumulated amortization was $1,181,128 and $885,846 at March 31, 2000 and 1999, respectively.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             MARCH 31, 2000 AND 1999


AMORTIZATION OF OTHER INTANGIBLE COSTS (CONTINUED)

Included in prepaid expenses is an amount of $3,788,324 representing costs incurred by MCP in connection with the construction of a railroad bridge in Columbus, Nebraska, to encourage another rail company to serve that location. It is expected that the freight savings will result in the recovery of the costs incurred over a three-year period. Accordingly, these costs are being amortized on a straight-line basis over a three-year period effective October 1, 1996. Amortization expense for the year amounted to $-0- in 2000, $1,897,388 in 1999, and $1,260,624 in 1998. Accumulated amortization was $3,788,324 and $3,788,324 at March 31, 2000 and 1999, respectively.


DEFERRED DEBT REFINANCING COST

The debt refinancing costs relate to a restructuring of debt completed during fiscal 1997/98. The asset is carried at cost and is being amortized over a 15-year period using the straight-line method. Amortization expense for the years ended March 31, 2000, 1999, and 1998, was $240,000, $240,000, and
$140,000, respectively. Accumulated amortization was $620,000 and $380,000 at March 31, 2000 and 1999, respectively.


LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, which is entitled Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the cooperative records impairment losses on long-lived assets used in operations when indicator of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current estimates, management does not believe impairment of operating properties is present.


PENSION PLANS

The cooperative makes payments under a defined contribution plan for the benefit of substantially all nonunion employees. The cooperative matches 50% of each employee's 401(k) contributions up to a 6% deferral election. Effective April 1, 1999, a Money Purchase Pension program, which is fully funded by MCP and LSI at 3% of employee wages, was adopted. The cooperative is committed to a minimum contribution of 2% of consolidated net income for these plans.

A portion of LSI's employees are covered by a collective bargaining agreement. LSI contributes to the union employees' pension plan in accordance with the terms of the collective bargaining agreement.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             MARCH 31, 2000 AND 1999


DEFERRED COMPENSATION

LSI maintains non-qualified deferred compensation agreements with certain of its employees. The present value of the future payments amounted to $728,282 and $785,000 at March 31, 2000 and 1999, respectively. These amounts are based on estimated rates of returns. Actual future payments could differ from these estimates. The increase in future benefits attributable to interest is expensed yearly. Life insurance contracts have been acquired covering the life of most of the employees covered by the deferred compensation arrangements, with LSI being both the owner and the beneficiary of the policies. The purpose of these life insurance policies is to assist in payment of the deferred compensation obligations in the event of death or retirement of the employee. The cash surrender value, amounting to $142,520 and $146,000 relating to these policies, is included as a non-current asset in the balance sheets as of March 31, 2000 and 1999, respectively.


INCOME TAXES

The cooperative is subject to federal income tax, Oregon income tax, Minnesota franchise tax, and Nebraska and New Jersey income tax and is permitted a deduction from taxable income for the portion of the net proceeds refunded to patrons in the form of qualified patronage refunds, if any, or value added payments. In addition, any tax that may be due to the State of Nebraska will be offset primarily by credits allowable under the Nebraska Employment and Investment Growth Act.

LSI is subject to federal and numerous state income taxes as a tax-paying corporation. The entity is subject to state income taxes on a pro-rata basis in most of these states.

GPA is a Minnesota corporation that is subject to federal and Minnesota taxation under the provision of its organizing code section.

Consolidated tax returns are being filed for federal income tax purposes.


DEFERRED INCOME TAXES

Deferred income taxes arise from LSI from the difference in reported bases of assets and liabilities for financial and tax accounting. Deferred taxes are classified as current or non-current depending on the classification of the asset and liabilities to which they relate. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.

The principal sources of differences are property and equipment depreciation methods and non-deductible items, such as the allowance for doubtful accounts, vacation pay accruals, and deferred compensation.

MCP distributes its proceeds and losses on a tax basis, which effectively eliminates the requirement of recording deferred income taxes relating to timing differences for this entity. Those timing differences are accounted for in the unallocated capital reserve.



      This information is an integral part of the accompanying consolidated financial statements.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 1 - RECEIVABLES

                                                             2000             1999
                                                             ----             ----
Balance sheet totals comprise the following elements:

Notes receivable                                         $  1,307,699     $    335,623
Trade accounts                                             59,091,017       47,606,750
Other - primarily sales tax refunds
     and ethanol production credits                         4,746,074        3,384,197
Allowance for doubtful accounts                            (2,200,000)      (1,383,000)
                                                         ------------     ------------

TOTAL RECEIVABLES                                        $ 62,944,790     $ 49,943,570
                                                         ============     ============

Balance sheet classification:
     Current assets                                      $ 60,338,482     $ 47,944,856
     Non-current assets                                     2,606,308        1,998,714
                                                         ------------     ------------

TOTAL                                                    $ 62,944,790     $ 49,943,570
                                                         ============     ============

Included in receivables is $4,034,317 due from a customer who has filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. MCP has recorded an allowance related to this receivable of $1,500,000 at March 31, 2000, which management believes to be adequate based on information currently available. However, the amount which will ultimately be collected from this customer will depend, among other factors, on the outcome of bankruptcy court proceedings, and could differ materially in the near term from the carrying amount reflected in the financial statements.


NOTE 2 - INVENTORIES

Principal elements of inventories were as follows:

                                                             2000            1999
                                                             ----            ----
Unprocessed corn                                         $  3,610,935    $  3,592,192
Chemicals, raw material supplies, and coal                  5,411,454       5,335,998
Goods in process of manufacture                             1,876,266       2,065,497
Finished goods                                             11,560,775      12,762,376
Repair parts                                               11,556,991      12,600,654
Liquid Sugars, Inc. - sweetener inventory - bulk and
     specialty products                                     3,329,626       3,059,494
                                                         ------------    ------------

TOTAL INVENTORIES                                        $ 37,346,047    $ 39,416,211
                                                         ============    ============

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 3 - INVESTMENTS

Investments are nearly all in stock of CoBank (formerly known as St. Paul Bank). The stock was acquired under the terms of the cooperative's prior loan agreement with the bank and through patronage refunds received from the bank.


NOTE 4 - PROPERTY AND EQUIPMENT

The consolidated entity's investment in property and equipment is recorded in the balance sheet at cost. The principal elements of the totals shown in the balance sheet are as follows:

                                                             2000            1999
                                                             ----            ----
Land and public improvements                             $  6,485,386    $  6,808,750
Land improvements                                           7,809,731       7,274,134
Buildings and leasehold improvements                      117,269,922     118,614,482
Equipment                                                 562,921,544     543,402,192
Railroad, switch engine, and rail cars                      8,977,176       8,977,176
Silos                                                      10,644,158      10,644,158
Construction in progress                                    3,985,988       5,662,773
                                                         ------------    ------------

TOTAL PROPERTY AND EQUIPMENT                             $718,093,905    $701,383,665
                                                         ============    ============

Depreciation expense was $44,662,658, $43,779,655, and $42,366,307 for March 31,
2000, 1999, and 1998, respectively.


NOTE 5 - PURCHASE OF LIQUID CORN, INC.

In December, 1999, the cooperative acquired Liquid Corn, Inc. in a business combination accounted for as a purchase. Liquid Corn, Inc. is primarily engaged in distribution of corn steepwater. The results of operations of Liquid Corn, Inc. is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $3,398,787 which exceeded the fair value of net assets of Liquid Corn, Inc. by $2,358,897. The excess is being amortized on the straight-line method over 7 years. Amortization expense for the current year is $84,246.

The following summarized pro forma (unaudited) information assumes the acquisition had occurred on April 1, 1998.

                                                             2000            1999
                                                             ----            ----
Net sales                                                $588,829,459    $607,512,984
Net income                                                 12,287,015       7,575,918

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 6 - SHORT-TERM NOTES PAYABLE

Balance sheet totals consist of notes payable to:

                                                             2000            1999
                                                             ----            ----
Debentures payable                                       $    735,418    $  1,415,373
                                                         ============    ============

The debentures payable to members and others are unsecured. Interest is paid on maturity of the debenture at a rate of 5.00% per annum. Notes are issued for one-year periods and may be renewed.


NOTE 7 - LONG-TERM DEBT AND PROPERTY PLEDGED

Long-term debt comprises the following elements:

                                                             2000            1999
                                                             ----            ----
Private Placement Notes - Series A - repayment to
be made at the rate of $3,571,429 per year
commencing September 1, 2001, with final payment
due September 1, 2007. Secured by real estate
mortgage. Interest payable semi-annually at 7.57%
per annum.                                               $ 25,000,000    $ 25,000,000

Private Placement Notes - Series B - repayment to
be made at the rate of $24,000,000 per year
commencing September 1, 2005, with final payment
due September 1, 2009. Secured by real estate
mortgage. Interest payable semi-annually at 7.72%
per annum.                                                120,000,000     120,000,000

Private Placement Notes - Series C - repayment to
be made at the rate of $6,428,571 per year
commencing September 1, 2006, with final payment
due September 1, 2012. Secured by real estate
mortgage. Interest payable semi-annually at 7.83%
per annum.                                                 45,000,000      45,000,000

Private Placement Notes - Series D - repayment to
be made at the rate of $20,000,000 per year
commencing September 1, 2003, with final payment
due September 1, 2007. Secured by real estate
mortgage. Interest payable at a variable rate
(7.402% at March 31, 2000).                                80,000,000     100,000,000

The Bank of the West - capital lease dated January
25, 1999, payable in 60 monthly payments of
$3,979, including imputed interest at the rate of
7.44% per annum. The final payment is due on
January 31, 2004.                                             158,822         193,343

Lucent Technology - capital lease dated July 22,
1999. Payable in 60 monthly payments of $4,045,
including imputed interest at the rate of 8% per
annum. The final payment is due June 30, 2004.                206,310              --

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 7 - LONG-TERM DEBT AND PROPERTY PLEDGED (CONTINUED)

                                                              2000           1999
                                                              ----           ----
The Bank of the West - capital lease dated January
25, 1999, payable in 36 monthly installments
beginning August 31, 1999, of $19,692, including
imputed interest at the rate of 7.11% per annum.
The final payment is due on July 31, 2002.               $    486,965    $    636,668

IBM Credit Corporation - capital lease dated
December 7, 1998, payable in 36 monthly
installments beginning in December, 1998, of
$7,408, including imputed interest at a rate of
8.90% per annum. The final payment is due October
31, 2001.                                                     130,830         204,478

Marshall Municipal Utilities - Water Pipeline
lease agreement payable in annual installments of
$179,592, plus 8% interest. Final payment due on
March 23, 2001.                                               174,885         359,184

The Associates - capital lease for a forklift
dated July 6, 1999, payable in 66 monthly payments
of $354, including imputed interest at the rate of
6.90% per annum. The final payment is due December
31, 2004.                                                      17,171              --
                                                         ------------    ------------

                Total                                     271,174,983     291,393,673
Less current portion                                          551,169         417,772
                                                         ------------    ------------

LONG-TERM DEBT                                           $270,623,814    $290,975,901
                                                         ============    ============

At March 31, 2000, the cooperative had $50,000,000 of unused revolving credit commitments from Harris Trust and Savings Bank and U.S. Bankcorp Ag Credit, Inc. limited to the available borrowing base of accounts receivable and inventories. Interest is payable quarterly at the bank's variable rate.

There are loan covenants with respect to the Harris Trust and Savings Bank, U.S. Bancorp Ag Credit, Inc., and private placement notes that require the cooperative to maintain minimum equity of $270,000,000, maintain a current ratio of 1.1 to 1, maintain minimum net working capital of $25,000,000, maintain certain levels of cash flow, limitations for capital expenditures, and various other financial conditions.

The capital leases are secured by title to the equipment covered by the lease. These leases were executed by Liquid Sugars, Inc. and guaranteed by Minnesota Corn Processors.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 7 - LONG-TERM DEBT AND PROPERTY PLEDGED (CONTINUED)

Future maturities of long-term debt are as follows:

March 31, 2001                                       $    551,169
March 31, 2002                                          3,935,884
March 31, 2003                                          3,724,653
March 31, 2004                                         23,662,330
March 31, 2005                                         23,586,663
Thereafter                                            215,714,284
                                                     ------------

TOTAL                                                $271,174,983
                                                     ============


NOTE 8 - MEMBER EQUITIES

The following is information pertinent to elements of member equities:

                                                    NON-VOTING
                                                     PREFERRED          COMMON
                                                       STOCK            STOCK
                                                    ----------        ----------

Par value                                                  $50               $50
Shares authorized                                      100,000           100,000
Aggregate par value authorized                      $5,000,000        $5,000,000

Included in the member equities is an account entitled loss allocated to members, which represents the balance of the loss for the fiscal year ended September 30, 1996, which was allocated to the membership. This loss is to be recovered from the members in one of two ways:

A. A portion of the loss will be deducted from future value added or other positive allocations, until the loss is repaid in full.

B. The loss represents a lien against the members' units of equity participation, and should a member sell their units of equity participation, the amount of the loss allocated to the members will be deducted from such sale.

At year-end, amounts are paid to members at the discretion of the Board of Directors based upon operating results. This amount is considered a value-added payment and is accounted for as a component of the allocation of the net proceeds.

None of the cooperative's stock is transferable except as permitted by the cooperative's board of directors. Because the cooperative's stock is not transferable, the number of shares issued, redeemed, and outstanding are not recorded in the financial statements.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 8 - MEMBER EQUITIES (CONTINUED)

At March 31 the number of voting and non-voting units of equity participation represented were as follows:

                                                              BUSHELS
                                                     --------------------------
                                                         2000          1999
                                                         ----          ----

Voting                                               136,859,235    136,866,968
Non-voting                                            58,696,755     58,696,755
                                                     -----------    -----------

TOTAL                                                195,555,990    195,563,723
                                                     ===========    ===========


NOTE 9 - INCOME TAXES

Net consolidated operating losses totaling approximately $43,000,000 are available to reduce future taxable income for federal income tax purposes. The net operating loss carryforwards expire as follows.

2011                                                 $14,000,000
2018                                                  29,000,000
                                                     -----------

                                                     $43,000,000
                                                     ===========

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

                                                         2000           1999
                                                         ----           ----
Deferred tax assets:
     Allowance for doubtful accounts                 $    76,000    $    55,000
     Contributions carryover                              39,000         36,000
     Accrued vacation pay                                274,000        215,000
     Deferred compensation                               277,000        322,000
     Net operating loss carryforwards                  7,397,000      2,919,000
                                                     -----------    -----------

                                                       8,063,000      3,547,000
     Valuation allowance for deferred tax assets      (5,901,000)    (1,677,000)
                                                     -----------    -----------

                  Net deferred tax assets              2,162,000      1,870,000

Deferred tax liabilities:
     Tax over financial statement depreciation        (2,162,000)    (1,870,000)
                                                     -----------    -----------

NET DEFERRED TAX ASSET (LIABILITY)                   $        --    $        --
                                                     ===========    ===========

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 9 - INCOME TAXES (CONTINUED)

The provision for income tax expense (benefit) consists of the following components:

                                                       2000             1999            1998
                                                       ----             ----            ----
Federal:
     Current                                      $    244,256     $    325,872     $    307,812
     Deferred                                               --         (392,800)        (357,200)
                                                  ------------     ------------     ------------

                                                       244,256          (66,928)         (49,388)
                                                  ------------     ------------     ------------
State and local:
     Current                                             6,935           16,861           16,103
     Deferred                                               --          (19,200)          33,000
                                                  ------------     ------------     ------------

                                                         6,935           (2,339)          49,103
                                                  ------------     ------------     ------------

TOTAL INCOME TAX EXPENSE (BENEFIT)                $    251,191     $    (69,267)    $       (285)
                                                  ============     ============     ============

A reconciliation of the provision for income taxes at the statutory federal tax rates to the cooperative's actual provision for income taxes is as follows:

                                                       2000             1999            1998
                                                       ----             ----            ----
Computed at federal statutory rates               $    253,864     $    (77,882)    $     (8,485)
State income taxes, net of federal tax benefit          (2,673)           8,615            8,200
                                                  ------------     ------------     ------------

TOTAL INCOME TAX EXPENSE (BENEFIT)                $    251,191     $    (69,267)    $       (285)
                                                  ============     ============     ============


NOTE 10 - MARKETING OBLIGATIONS

The cooperative and GPA had the following open purchase contracts for corn:

                                                               BUSHELS
                                                      -------------------------
                                                         CASH          FUTURES
                                                       CONTRACTS      CONTRACTS
                                                      ----------     ----------
March 31, 2000                                        14,744,767     31,365,000
March 31, 1999                                        13,808,371     29,330,000

At March 31, 2000, the average price of the open cash contracts was $2.070 per bushel. There was unrealized losses on these transactions in the amount of $427,673 on March 31, 2000.

At March 31, 2000, the average price of the open futures contract was $2.343 per bushel. There was an unrealized gain on these transactions in the amount of $2,574,863 on March 31, 2000.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 10 - MARKETING OBLIGATIONS (CONTINUED)

MCP had the following obligations on deferred price contracts:

                                                       BUSHELS         AMOUNT
                                                      ---------     -----------
March 31, 2000                                        1,025,917     $ 2,129,074
March 31, 1999                                        2,115,099       4,196,351

The liability is reflected as a current liability as a part of the caption entitled accounts payable grain.

The cooperative also has an immaterial amount of open soybean meal and soybean oil futures contracts on the Chicago Board of Trade. These commodities are being used to hedge against the co-products produced by the cooperative.


NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The consolidated entities financial instruments consist principally of cash, trade receivables and payables, grain contracts, sales contracts, short-term and long-term notes payable. There are no significant differences between the carrying value and the fair value of any of these financial instruments, except long-term debt. Based on the borrowing rates currently available to the Cooperative for loans with similar terms and average maturities, the approximate fair value of long-term debt is $266,000,000 and $291,000,000 at March 31, 2000 and 1999, respectively. For investments in other cooperatives, there are no quoted market prices and a reasonable estimate of the fair value could not be made without incurring excessive costs.

Quoted market prices are generally not available for MCP's financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The carrying amount for cash and cash equivalents is a reasonable estimate of fair value.


NOTE 12 - PENSION EXPENSE

Pension costs charged to operations on the accrual basis during 2000, 1999, and 1998 amounted to $1,614,410, $547,949, and $93,720, respectively.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 13 - CONCENTRATIONS OF CREDIT RISK

The cooperative maintains cash and temporary investments at various financial institutions. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured. Total cash and temporary investments held by the financial institutions exceeded specified limits at various dates throughout the fiscal year ended March 31, 2000.

Sales to one customer accounted for approximately 10% of the consolidated revenues for the year ended March 31, 2000.


NOTE 14 - EMPLOYMENT CONTRACTS

The company has 19 employment contracts with employees, ranging from five to eight years in length. Salary commitments under these contracts total $5,444,811 as of March 31, 2000.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

Certain property and equipment used by the cooperative are leased. In 2000, payments on the operating leases, recorded as expense in the statement of operations, totaled $13,878,086. Property and equipment being acquired under capital leases had an original cost of $1,334,846 and is included as an element of equipment in Note 4. Accumulated depreciation relating to the leased equipment was $166,592 and $47,408 at March 31, 2000 and 1999, respectively. Depreciation expense was $119,184 and $47,408 at March 31, 2000 and 1999, respectively.

Noncancellable future minimum payments are required on these leases as follows for the next five years:

                                                           CAPITAL         OPERATING
                                                            LEASES          LEASES
                                                         ------------    ------------
2000/2001                                                $    424,656    $ 13,401,392
2001/2002                                                     387,840      13,253,161
2002/2003                                                     178,692      12,583,632
2003/2004                                                     291,190      12,179,243
2004/2005                                                      15,234      10,740,141
Thereafter                                                         --      47,264,969
                                                         ------------    ------------

                  Total future minimum lease payments       1,297,612     109,422,538
Less portion representing interest                            122,629              --
                                                         ------------    ------------

PRESENT VALUE OF MINIMUM LEASE PAYMENTS                  $  1,174,983    $109,422,538
                                                         ============    ============

MCP is involved in various claims at March 31, 2000. In the opinion of management, the ultimate liability for such claims would not have a material adverse financial effect upon the company. Management further believes that all or part of any potential liability for certain of these claims will be covered by insurance, and management is vigorously defending all such claims against the cooperative.

               MINNESOTA CORN PROCESSORS AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

MCP entered into a stock purchase agreement in which they may purchase a 7.5% ownership interest in a third party with an option to purchase an additional 7.5% ownership interest. The cost of this investment at March 31, 1999, was $456,710, which amount is included in investments in the balance sheet. During 2000, MCP valued this stock at $33,155 to reflect a permanent impairment in value.

It is expected that the total costs to complete the construction in progress at March 31, 2000, for MCP will approximate $5,355,000.

In May, 1997, Archer Daniels Midland Company (ADM) purchased 58,622,340 nonvoting units of equity participation. In return for this investment ADM will receive a pro rata portion of the annual net income of MCP.


NOTE 16 - SUBSEQUENT EVENT

The members of Minnesota Corn Processors voted to convert the cooperative to a Limited Liability Company. This transaction will be a taxable transaction at both the cooperative and member levels. However, it is expected that any tax implications at the cooperative level will be primarily, if not entirely, offset by the net operating loss carryover, resulting in no tax to the cooperative from the potential conversion. The conversion is planned to take place July 1, 2000.

Basically at the same time, the wholly owned subsidiary is planned to be merged into Minnesota Corn Processors, while the controlled entity of Grower Procurement Agency (GPA) is planned to be dissolved. Minnesota Corn Processors will perform the operations previously performed by GPA.


NOTE 17 - SEGMENT REPORTING

As of April 1, 1999, the cooperative adopted Statement of Financial Accounting Standards Number 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public business enterprises report information about operating segments in financial reports issued to shareholders. Based on the cooperative's organizational structure and the manner in which performance is assessed and operating decisions are made, the cooperative operates as one business segment - procuring, transporting, storing, processing, and merchandising corn products.


NOTE 18 - FUTURE CHANGE IN ACCOUNTING PRINCIPLE

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative transactions and hedging activities. The cooperative will adopt the new standard beginning with its 2002 fiscal year, the year in which adoption is first required. Management is currently evaluating the reporting requirements under this new standard and has not yet determined the impact of this standard on the financial results of the cooperative.


     This information is an integral part of the accompanying consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Board of Directors of MCP, the Minnesota cooperative, consists of 24 member-directors who represent eight geographic districts. The number of directors representing each district is approximately proportionate to the number of members located in that district. Each district is represented by at least two or more directors. Every three years, the Bylaws require the Districting Committee of the Board of Directors to review the boundaries of each district, members located in each district, as will as the number of directors representing each district. The recommendation of the Districting Committee may be accepted, rejected or modified by the Board of Directors.

    Immediately after the conversion, the board of directors of the Colorado limited liability company will be composed of the current members of the board of directors of MCP, except for John Zwach who resigned from the board effective June 27, 2000. The current directors of MCP will continue to serve as directors of the Colorado limited liability company for the same terms for which they would otherwise have served as directors of MCP. The board will consist of twenty-four directors, each of whom will represent one of eight districts. Each director will be elected by members of the new company residing in the district represented by the directors. The board also will be divided into three classes for election purposes. Beginning on the date of the conversion, one class of directors will be elected at each annual meeting of members to serve for a three-year term. The Colorado limited liability company's operating agreement requires that the incumbent board of directors appoint a districting committee to review the boundaries of the districts at least every three years. The committee will recommend any changes in the district boundaries necessary or appropriate to maintain equitable representation of the number of members in each district.

         The table below sets forth important information concerning the current board of directors as well as the initial directors of the Colorado limited liability company.


NAME AND ADDRESS                                         AGE       DISTRICT       TERM EXPIRES
----------------                                         ---       --------       ------------
Doug G. Finstrom................................         47             I              2001
   1060 160th Avenue SE
   Kerkhoven, Minnesota 56252

Kim Larson......................................         47             I              2002
   7911 County Rd. 5 NW
   Willmar, Minnesota 56201

Duane R. Adams..................................         61             I              2000
   54676 Minnesota Highway 7
   Cosmos, Minnesota 56228

Howard A. Dahlager..............................         51            II              2001
   85380 180th Street
   Sacred Heart, Minnesota 56285

Ken Robinson....................................         55            II              2002
   RR 2 Box 82
   Bird Island, Minnesota 55310

David J. Scheibel...............................         39            II              2000
   37554 County Road 4
   Bird Island, Minnesota 55310

Jerry N. Jacoby.................................         55           III              2001
   17557 County Highway 1
   Springfield, Minnesota 56087

Steve F. Lipetzky...............................         49           III              2002
   P.O. Box 152
   Springfield, Minnesota 56087

John M. Zwach, Jr...............................         52           III              2000
   13705 205th Street
   Walnut Grove, Minnesota 56180

Roger E. Fjerkenstad............................         67            IV              2000
   RR 2 Box 145
   Dawson, Minnesota 56232

Galen Rud.......................................         51            IV              2002
   3030 60th Avenue NW
   Montevideo, Minnesota 56265

Daniel P. Dybsetter.............................         55             V              2002
   RR 1 Box 92
   Porter, Minnesota 56280

John R. Jerzak..................................         48             V              2000
   RR 1 Box 178
   Ivanhoe, Minnesota 56142


NAME AND ADDRESS                                         AGE       DISTRICT       TERM EXPIRES
----------------                                         ---       --------       ------------
Dean J. Buesing.................................         47             V              2001
   RR 1 Box 157
   Granite Falls, Minnesota 56241

Sandy A. Ludeman................................         52            VI              2000
   RR 2 Box 19
   Tracy, Minnesota 56175

John P. Hennen..................................         64            VI              2002
   1986 330th Street
   Ghent, Minnesota 56239

John H. Nelson..................................         62           VII              2002
   2034 170th Avenue
   Garvin, Minnesota 56132

James H. Gervais................................         48           VII              2000
   2090 171st Street
   Currie, Minnesota 56123

Ron F. Kirchner.................................         52           VII              2001
   2696 71st Street
   Avoca, Minnesota 56114

Kenneth L. Regier...............................         67          VIII              2001
   215 Donegal Rd.
   Aurora, Nebraska 68818

Larry W. Dowd...................................         55          VIII              2002
   P.O. Box 129
   Columbus, Nebraska 68602

Andrew V. Jensen................................         50          VIII              2002
   1407 W. 16th Road
   Aurora, Nebraska 68818

Patrick L. Meuret...............................         43          VIII              2000
   P.O. Box 146
   Brunswick, Nebraska 68720

Robert J. Bender................................         46          VIII              2000
   5266 Cherokee Avenue
   Columbus, Nebraska 68601

         DOUG FINSTROM. Mr. Finstrom has been a director of MCP since 1989. Mr. Finstrom has been in the business of farming near Kerkhoven, Minnesota for the past 28 years. Mr. Finstrom is currently the President of Property Management Services of Minnesota, Inc. He has been involved in buying, selling, and managing investment properties for the past 3 years, and has also been for the past 15 years, president of Finco Equipment, Inc., a company involved in leasing equipment and investing. In addition, Mr. Finstrom has been a member of Minnesota Farm Bureau for 28 years.

         KIM LARSON. Mr. Larson was elected to the Board of Directors at the annual meeting held in July, 1999. However, from 1980 to 1990, Mr. Larson also served as a member of the Board of Directors of MCP. Mr. Larson owns and operates a crop production farm near Willmar, Minnesota. In addition to his prior service on the MCP Board of Directors, Mr. Larson has served on the Board of Directors of the Minnesota Soybean Growers Association and, from 1993 to 1999, as a member of the Board of Directors of the American Soybean Association. While a director of the American Soybean Association, Mr. Larson also served as Vice President of the American Soybean Association Executive Committee, as Chairman of the American Soybean Association's Membership and Corporate Relations Committee and, most recently, as Chairman of the American Soybean Association's Trade Policy and International Affairs Committee.

         DUANE ADAMS. Mr. Adams has been a director of MCP since 1997. Mr. Adams has been the president of Duane Adams Farms, Inc., producing corn and soybeans, near Cosmos, Minnesota for the past 15 years. In addition, Mr. Adams has been a member of the Meeker County Corn Growers for the past 10 years and was a director of that association for 6 years. Mr. Adams has also been the past president of Cosmos Development Corporation.

         HOWARD DAHLAGER. Mr. Dahlager has been a director of MCP since 1988. Mr. Dahlager is co-owner and secretary-treasurer of JSF Inc., Johnson Seed Farm near Sacred Heart, Minnesota, since 1979. Mr. Dahlager has also been the secretary-treasurer for the past 4 years of Sacred Heart Community Development Company Colorado limited. In addition, Mr. Dahlager is currently the secretary of M.C.I.A. -- Minnesota Crop Improvement Association. Mr. Dahlager is also a member of Southern Minnesota Beet Coop, Minn Aqua Fisheries and Midwest Investor (Golden Oval) Eggs.

         KEN ROBINSON. Mr. Robinson has been a director of MCP since 1990. Mr. Robinson has been in the business of farming in the Bird Island, Minnesota area since 1983.

         DAVID SCHEIBEL. Mr. Scheibel has been a director of MCP since 1988. Mr. Scheibel's experiences include being a partner of a 946 acre farming operation from 1978 to 1994 near Bird Island, Minnesota. The partnership raised corn, soybeans, seed corn and other specialty crops, as well as feeding Holstein dairy replacement heifers and finishing Holstein beef cattle. As a partner, his duties included financial and cost accounting, as well as daily production responsibilities. Mr. Scheibel has also been employed in the agriculture equipment business since 1994. He is currently serving as senior parts man at Kibble Equipment Service Center in Bird Island, Minnesota. In addition, Mr. Scheibel is currently a member and serving as a trustee and has served in the past as financial secretary and grand knight of the Knights of Colombus, Council #2000, Bird Island, Minnesota.

         JERRY JACOBY. Mr. Jacoby has been a director of MCP since 1986 and board chairman since 1992. Mr. Jacoby has been in the business of farming, producing corn and soybeans, near Springfield, Minnesota since 1974. Mr. Jacoby has also been the treasurer for Sundown Township for 12 years. In addition, Mr. Jacoby has been a member of Minnesota Corn Growers for 18 years and is also a member of the American Legion.

         STEVE LIPETZKY. Mr. Lipetzky has been a director of MCP since 1981. Mr. Lipetzky is the president of Stephen Trucking, Inc. of Springfield, Minnesota, a trucking company hauling F.O.B. corn to MCP, since its inception in May 1998. Although MCP has done a significant amount of business with Mr. Lipetzky's trucking company, that business has been on the same terms as MCP's relationships with other trucking firms. In addition, Mr. Lipetzky is currently working on the farm in partnership with his brothers. Mr. Lipetzky is currently the Parish Council Chairman at St. Raphael's Catholic Church in Springfield, Minnesota.

         JOHN ZWACH, JR. Mr. Zwach has been a director of MCP since 1991. Mr. Zwach is totally involved in operations and management in the business of farming, a corn and soybean operation in Redwood County, Minnesota for 29 years. Mr. Zwach is also currently a member of the Knights of Columbus and has been since 1968. In addition, Mr. Zwach is a member of the American Legion Post in Milroy, Minnesota and has been a member of the Milroy Lions club since the early 1970's. Mr. Zwach retired from the board effective June 27, 2000.

         ROGER FJERKENSTAD. Mr. Fjerkenstad helped in the organization of MCP and has been a director since 1981. Mr. Fjerkenstad is a retired farmer, producing corn, soybeans and hogs from 1957 to 1996 near Dawson, Minnesota. Mr. Fjerkenstad has been a director of the Farmers Electric Company, Dawson, Minnesota for 10 years.

         GALEN RUD. Mr. Rud was elected to the Board of Directors at the annual meeting held in July, 1999. Mr. Rud operates a corn and soybean farming operation north of Montevideo, Minnesota and has been involved in that operation since 1971. Mr. Rud served for 21 years as a director of his local Cenex cooperative, including 15 years as a chairman, for 6 years as a director of the Luther Haven Nursing Home and for 9 years as a member of the Chippewa County Extension Committee, including 2 years as chairman of that committee.

         DANIEL DYBSETTER. Mr. Dybsetter has been a director of MCP since 1994 and is currently serving as secretary. Mr. Dybsetter is in the business of farming, producing corn, soybeans and hogs since 1970 near Porter, Minnesota. Mr. Dybsetter is also a member and owns shares in the South Dakota Soybean Processors and Phoenix Manufacturing. Mr. Dybsetter is also a member of the Corn Growers Association, Soybean Growers Association and a member of various area coops. Mr. Dybsetter was the past secretary for the Yellow Medicine Pork Producers.

         JOHN JERZAK. Mr. Jerzak has been a director of MCP since 1985. Mr. Jerzak is primarily engaged in the business of farming near Ivanhoe, Minnesota since 1975. Mr. Jerzak also has a seed business, dealing primarily in DeKalb Seeds. In addition, Mr. Jerzak is Board Chairman of Hope Mutual Insurance Company and a director of Divine Providence Hospital in Ivanhoe, Minnesota.

         DEAN BUESING. Mr. Buesing has been a director of MCP since 1998. Mr. Buesing is the president of Buesing Farms, Inc., Granite Falls, Minnesota, a farming operation producing corn, soybeans and hogs for 25 years. Mr. Buesing has also been the president for the past 4 years of Buesing, Buesing, Inc., Granite Falls, Minnesota which is involved in the building of cornheads. In addition, Mr. Buesing is an officer and has served as treasurer for the past 8 years of the Yellow Medicine Soybean Growers Association. Mr. Buesing is first cousin of director Mr. Hennen.

         SANDY LUDEMAN. Mr. Ludeman has been a director of MCP since 1997 and is currently serving as vice-chairman. Mr. Ludeman has been a partner in Sanmarbo Farms, Inc., a diversified grain and livestock farm near Tracy, Minnesota, since 1973. Mr. Ludeman has been on the board of the Minnesota Farm Bureau Foundation for 4 years. In addition, Mr. Ludeman has been a member of Minnesota Soybean Growers Association for 20 years, Minnesota Corn Growers Association for 15 years and Minnesota Farm Bureau for 30 years. Mr. Ludeman was the founding chairman of the United Soybean Board, past president of the American Soybean Development Foundation, vice-chairman of the Institute of Agriculture, Forestry, Home Economics and Advisory Council of the University of Minnesota and past chairman of the Minnesota Soybean Research and Promotion Council.

         JOHN P. (JACK) HENNEN. Mr. Hennen has been a director of MCP since 1997. Mr. Hennen has been in the business of farming in Lyon County, Minnesota since 1960. Mr. Hennen's farming operation is diversified, producing cattle, hogs, corn and soybeans. The farming operation has expanded to include his 3 sons and their families. In addition, Mr. Hennen is currently a director and has been vice-chairman of the Minnesota Beef Council for 2 years. Mr. Hennen also is a member of Minnesota Corn Growers, National Corn Growers, Soybean Growers and a member of various coops in the area. Mr. Hennen is first cousin of director Mr. Buesing.

         JOHN NELSON. Mr. Nelson has been a director of MCP since 1981. Mr. Nelson is the owner-operator of a 930 acre farming business located in Murray County for 40 years. Mr. Nelson is also involved in a farm drainage business. In addition, Mr. Nelson served as state president in 1992 and is a past state director for the Minnesota Corn Growers Association. Mr. Nelson is also a member of the Minnesota Soybean Growers Association and has been on the Murray County Planning and Zoning Board for 18 years, 10 of which he was chairman.

         JAMES GERVAIS. Mr. Gervais has been a director of MCP since 1990. Mr. Gervais has been in the business of farming near Currie, Minnesota for 27 years.

         RON KIRCHNER. Mr. Kirchner has been a director of MCP since 1998. Mr. Kirchner has been in the business of farming, producing soybeans and custom feeding hogs near Fulda, Minnesota. Mr. Kirchner has been a director for the past 6 years on the Fulda, Minnesota School Board. In addition, Mr. Kirchner has been a member of the VFW for 30 years, the American Legion Club for 30 years, the Corn Growers Association for 5 years and the Soybean Growers Association for 2 years. Mr. Kirchner also volunteers at St. Gabriel in Fulda, Minnesota as a release time teacher.

         KENNETH REGIER. Mr. Regier has been a director of MCP since 1992. Mr. Regier is in the business of farming near Aurora, Nebraska, producing irrigated corn, since 1955. Mr. Regier has been a board member of the Upper Big Blue Natural Resource District since 1980. In addition, Mr. Regier has been a member of the Nebraska Coop Council, Education Committee, since 1997. Mr. Regier was past board chairman of the Aurora Coop Elevator Company.

         LARRY DOWD. Mr. Dowd has been a director of MCP since 1992. Mr. Dowd is President of Dowd Grain, O'Neill Farms, and Dowd Oil Co, all of which are principally farming operations located in Holt County, Nebraska, producing row crops, cow-calf operations, farrow to finish hog operations. Mr. Dowd also serves as a director of First State Bank of Hickman, and has a partnership interest in a swine breeding stock company. In addition, Mr. Dowd has been a member of the Nebraska Corn Growers Association for 10 years.

         ANDREW JENSEN. Mr. Jensen has been a director of MCP since 1997. Mr. Jensen has been in the business of farming and livestock production near Aurora, Nebraska since 1970. Mr. Jensen is currently the president of Jensen Farms, Inc. and a partner in Jensen Brothers. Mr. Jensen has been a state director of the Nebraska Corn Growers Association since 1986 and is a past and current state president. In addition, Mr. Jensen has been the chairman of Government Affairs since 1992, a member of the Nebraska Cattlemen since 1970, a member of the National Corn Growers Association since 1982, a state director of the Nebraska Agriculture Awareness Foundation since 1996 and a national director of the National Corn Growers Association since 1992.

         PATRICK L. MEURET. Mr. Meuret has been a director of MCP since 1997. Mr. Meuret has been the manager of J.E. Meuret Grain Co. Inc., Brunswick, Nebraska for 22 years. Mr. Meuret is currently chairman of the board, Village Board of Trustees' -- Village of Brunswick, of which he has been a board member for 8 years. In addition, Mr. Meuret is currently president of Plainview Board of Education and has been a board member for 8 years. Mr. Meuret is a past director of Nebraska Grain and Feed and the Nebraska Turkey Growers Association.

         ROBERT BENDER. Mr. Bender has been a director of MCP since 1992. Mr. Bender is the owner-operator of Bender Farms, a grain and livestock operation, near Colombus, Nebraska since 1977. Mr. Bender has also been the president of Bender Farms Trucking Inc., since 1992 and is a partner-manager of CSS Farms. In addition, Mr. Bender is currently a partner and has been the secretary for Klub 81 Inc. since 1980.

COMMITTEES OF THE BOARD

         Following the conversion, the board will have the following committees: executive, finance, corn procurement, grower relations, public relations, compensation and long range planning.

         EXECUTIVE. The executive committee exercises the authority of the board of directors when the board is not in session, as permitted by law and the operating agreement. Members: Howard Dahlager, Dan Dybsetter, Roger Fjerkenstad, Larry Dowd, Doug Finstrom, Jim Gervais, Jerry Jacoby, and Sandy Ludeman.

         FINANCE. The finance committee reviews the financial structure, policies and future of MCP as developed by senior management. It also approves audit reports, accounting policies, financial statements and internal controls.
Members: Dean Buesing, Howard Dahlager, Larry Dowd, Doug Finstrom, Roger Fjerkenstad, Jerry Jacoby, Ron Kirchner and Sandy Ludeman.

         CORN PROCUREMENT. The corn procurement committee reviews MCP's strategic corn procurement activities. Members: Duane Adams, Jim Gervais, Pat Meuret, Galen Rud, Jack Hennen, John Jerzak, Steve Lipetzky and David Scheibel.

         GROWER RELATIONS. The grower relations committee coordinates MCP's interaction with the growers MCP's corn. Members: Duane Adams, Daniel Dybsetter, Roger Fjerkenstad, Andrew Jensen, Steve Lipetzky, John Nelson, Kenneth Regier and Ken Robinson.

         PUBLIC RELATIONS. The pubic relations committee assists management in directing MCP's public relations activities. Members: Kim Larson, Robert Bender, Daniel Dybsetter, Andrew Jensen, Jack Hennen, Ron Kirchner, Ken Robinson and John Zwach, Jr.

         COMPENSATION. The compensation committee reviews management compensation practices and employee benefit plans. Members: Robert Bender, Howard Dahlager, Jerry Jacoby, John Jerzak, Patrick Meuret Kim Larson, Galen Rud, and John Nelson.

         LONG RANGE PLANNING. The long range planning committee considers and analyzes MCP's long-term strategic and market positions. Members: Dean Buesing, Doug Finstrom, Jim Gervais, Sandy Ludeman, Larry Dowd, Kenneth Regier, David Scheibel and John Zwach, Jr.

EXECUTIVE OFFICERS

         The following sets forth the name, age and business experience for at least the past five years of each of the executive officers of MCP as of June 15, 2000. Each officer serves full time in the capacity listed. These officers serve at the discretion of the Chief Executive Officer and can be terminated by him without notice. These executive officers will also be the officers of the new Colorado limited liability company.

                                                                                    TERM
NAME                       AGE     POSITION                                        EXPIRES
----                       ---     --------                                        -------
L. Daniel Thompson         58      President and Chief Executive Officer           3/31/2003(plus renewals)
Daniel H. Stacken          36      Vice President and Chief Financial Officer      at will
Lawrence J. Schiavo, Jr.   42      Vice President of Operations and Business       at will
                                   Development
Stanley L. Sitton          43      Senior Vice President of Sales and Marketing    at will
Roger L. Untiedt           42      Vice President of Technology                    at will
Roger F. Evert             39      Vice President of Human Resources and           at will
                                   Administration
Bradford A. Schultz        41      Vice President of Commodities                   at will
Michael T. Mote            51      Vice President of Information Technology and    at will
                                   Chief Information Officer
Joseph G. Bennett          35      General Counsel                                 at will
Bradley Bacon              30      Controller                                      at will

         L. DANIEL THOMPSON. Mr. Thompson has served as President and Chief Executive Officer of MCP since August 1997. Mr. Thompson served as Chief Financial Officer from January 1997 to August 1997. From December 1994 to January 1997, he served as President and Chief Executive Officer of Bake Rite Foods, a shortening and vegetable oil manufacturer. Before that, Mr. Thompson was President and Chief Executive Officer of Lou Ana Foods, Inc., a vegetable oil refinery. Mr. Thompson is also a director of Liquid Sugars.

         DANIEL H. STACKEN. Mr. Stacken has served as Vice President and Chief Financial Officer of MCP since November 1998. Mr. Stacken served as Controller from December 1991 to November 1998. He is a director of Liquid Sugars.

         LAWRENCE J. SCHIAVO, JR. Mr. Schiavo has served as Vice President of Operations and Business Development of MCP since November 1998. Mr. Schiavo served as Director of Operations from October 1992 to November 1998 and as Plant Manager of the Marshall facility from June 1990 to October 1992.

         STANLEY L. SITTON. Mr. Sitton was named Senior Vice President of Sales and Marketing in November 1998 and has been Vice President of Sales and Marketing of MCP since March 1997. Mr. Sitton also is a director of Liquid Sugars. From December 1985 to February 1997, Mr. Sitton served in various positions with A.E. Staley Manufacturing Company focusing on sales and marketing.

         ROGER L. UNTIEDT. Mr. Untiedt was named Vice President of Technology in November 1998 and from February 1996 to November 1998 served as Director of Quality and Engineering of MCP. From November 1992 to February 1996, he served as Plant Manager of the Marshall facility.

         ROGER F. EVERT. Mr. Evert was named Vice President of Human Resources and Administration in November 1998. From October 1992 to November 1998, Mr. Evert was Human Resources Manager of MCP.

         BRADFORD A. SCHULTZ. Mr. Schultz was employed by MCP in June, 1999 as the Vice President of Commodities. From 1997 until June 1999 he served as a trader/account executive for Centennial Trading/Frontier Risk Management. From 1993 - 1997 Mr. Schultz was Vice President-General Manager for Conagra Corn Processing.

         MICHAEL T. MOTE. Mr. Mote was employed by MCP in April 2000 as the Vice President of Information Technology and Chief Information Officer. From June 1997 until April 2000 he served as a contracted Chief Information Officer and Director of Information Services for Central Plains Clinic. Before that, he served as Vice President and Chief Information Officer for Mercy Information Systems and Mercy Health Services.

         JOSEPH G. BENNETT. Mr. Bennett was named General Counsel of MCP in October 1998. He was employed by MCP in March 1998 as the corporate legal counsel. From September, 1996 until March 1998 he was an associate attorney for Wilkinson and Wilkinson, P.C. Before that he was an associate attorney for McCann and Ribstein, P.C. from February 1995 until August 1996. Mr. Bennett is also a director of Liquid Sugars.

         BRADLEY BACON. Mr. Bacon was named Controller of MCP in May 1999. He was employed by MCP in June 1992 as a staff accountant. He was promoted to accounting supervisor in April 1994. After that he was named assistant controller in April 1997.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         The board of directors of MCP meets monthly. MCP currently reimburses each director for actual expenses of attending board and committee meetings and provides a per diem payment for services performed on behalf of MCP in the amount of $250 for the board chairman, $150 for the vice chairman and secretary, and $100 for other directors. Any additional director compensation must be approved by the voting members of MCP.

          The operating agreement of the new Colorado limited liability company provides the same compensation for directors.

EXECUTIVE COMPENSATION

         The following table shows the compensation paid by MCP for the last two fiscal years to the Chief Executive Officer and the four most highly compensated executive officers and one other individual who ceased to serve as an executive officer during the last fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL COMPENSATION
                                                                          -------------------
                                                                                                    OTHER
                                                                                                    ANNUAL        ALL OTHER
                                                               FISCAL                               COMPEN-        COMPEN-
                     NAME AND PRINCIPAL POSITION                YEAR      SALARY        BONUS       SATION        SATION(4)
                     ---------------------------                ----     ---------    --------     ---------      ---------
L. Daniel Thompson                                              1999    $238,500.08      $101.47          $0       $2,400.00
  President & Chief Executive Officer.........................  2000    $275,000.16   $14,679.47          $0       $9,600.00
Stan Sitton                                                     1999    $160,625.16   $10,101.47          $0       $2,206.32
  Vice President of Sales & Marketing.........................  2000    $177,500.16   $12,601.47          $0       $9,600.00
Roger Untiedt                                                   1999    $133,875.03   $10,101.47          $0       $1,927.57
  Vice President of Technology................................  2000    $147,500.16   $12,601.47          $0       $9,239.55
Larry Schiavo                                                   1999    $133,875.03   $10,101.47          $0       $1,927.57
  Vice President of Operations & Business Development.........  2000    $147,500.16   $12,601.48          $0       $9,272.32
Bradford Schultz (1)                                            1999      ------        ------          ------       ------
  Vice President of Commodities...............................  2000    $105,769.29   $30,101.47(5)       $0       $2,362.56
Geroge Lamberth                                                 1999    $180,000.00           $0          $0              $0
  Former Chief Operations Office & President of Liquid
  Sugars, Inc.................................................  2000     $79,166.66           $0  $13,200.00(2)  $187,500.00(3)

(1)      Mr. Schultz was hired by MCP effective June 24, 1999.

(2) MCP paid, on October 18, 1999, pursuant to Mr. Lamberth's separation agreement, an annual premium of $13,200.00 for an existing Universal Benefit Life Policy for Mr. Lamberth.

(3) Mr. Lamberth resigned from MCP effective September 2, 1999. Pursuant to Mr. Lamberth's Separation Agreement, Mr. Lamberth receives separation pay at his current annual salary, which, at the time of his resignation, was $187,500.00. Such payments are structured over a one-year period. This expense has been recognized as of March 31, 2000.

(4) Except as otherwise noted, the amounts reported represent MCP's matching contributions to MCP's Retirement Savings and Investment Plan.

(5)      This amount includes relocation, discretionary, and gift bonus.

EMPLOYMENT AGREEMENTS

         MCP has an employment agreement with Mr. Thompson, its president and chief executive officer. Under the agreement, Mr. Thompson's initial annual salary is $275,000. Mr. Thompson also is eligible for an annual bonus based on a fixed percentage of net income for that fiscal year. The agreement provides for discretionary annual bonuses to Mr. Thompson for any fiscal year in which MCP is unprofitable. In addition, the agreement has an annuity provision whereby Mr. Thompson receives a $20,000 annuity annually. This annuity is still in the process of being implemented.

         The initial term of the agreement expires on March 31, 2003, subject to automatic renewal terms of one year each, unless terminated earlier. If the Board terminates the employment agreement with Mr. Thompson without cause (as defined), Mr. Thompson will receive a cash severance payment equal to:

* if the employment ends during the initial term, the greater of $275,000 or the product of $5,288.46 times the number of weeks remaining from the date of termination to the end of the initial term, or

*   if the employment ends after the initial term, $275,000.

         In addition, MCP will compensate Mr. Thompson for up to $200,000 financial loss suffered on the sale of his residence in Marshall, Minnesota.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The table below presents, as of June 22, 2000, certain information about the beneficial ownership of the units of equity participation in MCP, the Minnesota cooperative, for each director and executive officer named in the Summary Compensation Table and all directors and executive officers of MCP as a group.

Units of equity participation will be converted to "Class A" voting member units upon the conversion to the Colorado limited liability corporation.

                                             Amount and Nature of     Percent of
      Name of Beneficial Owner               Beneficial Ownership    Class Owned
      ------------------------               --------------------    -----------
     *Duane R. Adams.......................        118,117              .0604%
     *Robert J. Bender.....................        100,957              .0516%
     *Dean J. Buesing......................        969,912              .4959%
     *Howard A. Dahlager...................        213,247              .1090%
     *Larry W. Dowd........................        898,447              .4594%
     *Daniel P. Dybsetter..................        131,440              .0672%
     *Doug G. Finstrom.....................        389,732              .1992%
     *Roger E. Fjerkenstad.................        313,840              .1604%
     *James H. Gervais.....................        418,416              .2139%
     *John P. Hennen.......................        136,922              .0700%
     *Jerry N. Jacoby......................        522,791              .2673%
     *Andrew V. Jensen.....................         66,768              .0341%
     *John R. Jerzak.......................        504,752              .2581%
     *Ron F. Kirchner......................         71,190              .0364%
     *Kim Larson...........................         54,994              .0281%
     *Steve F. Lipetzky....................        511,700              .2616%
     *Sandy A. Ludeman.....................        217,823              .1113%
     *Patrick L. Meuret....................         97,802              .0500%
     *John H. Nelson.......................        384,368              .1965%
     *Kenneth L. Regier....................         75,672              .0386%
     *Ken Robinson.........................        102,334              .0523%
      Galen Rud............................         63,864              .0326%
     *David Scheibel.......................         83,796              .0428%
     *John M. Zwach, Jr....................        301,515              .1541%
      Roger Evert..........................          8,403              .0042%
      George A. Lamberth...................              0                  0%
      Mike Mote............................              0                  0%
      Lawrence J. Schiavo..................         43,819              .0224%
      Bradford A. Schultz..................            0                .0000%
      Stanley L. Sitton....................          3,078              .0015%
      Daniel H. Stacken....................          8,635              .0044%
      L. Dan Thompson......................          3,078              .0015%
      Roger L. Untiedt.....................         27,486              .0140%
      All Exec Officers & Directors -
              Group........................      6,844,898              3.500%
      Archer Daniels Midland (ADM)
              4666 Faries Parkway
              Decatur, IL 62526
              Amount of non-voting units...     58,622,430                 30%

     ADM's non-voting units will be converted to Class "B" (non-voting) member units of the Colorado limited liability company.

*Includes units for which the individual has shared voting and dispositive powers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Steve Lipetsky, a director of MCP since 1981, is the president of Stephen Trucking. Stephen Trucking has been hauling corn to MCP since May 1998. The amount paid by MCP to Stephen Trucking during fiscal year 2000 (April 1, 1999 to March 31, 2000) was $142,907.69.

         In fiscal year 1996 MCP sustained a loss which was allocated to the members on a proportionate basis to their ownership of Units compared to the rest of the members. The loss allocation is either paid back to MCP by the members or is deducted from future value added payments. The following table shows each board member's loss allocation amount that is in excess of $60,000 and is still owed to MCP as of June 15, 2000. The table also includes each director's beneficial ownership amounts and therefore is not necessarily an individual amount owed.

                                LOSS ALLOCATION
DIRECTOR OR OFFICER NAME        AMOUNT REMAINING
------------------------        ----------------
Dowd, Larry.................       $204,977.41
Fjerkenstad, Roger E........       $119,520.00
Gervais, Jim................       $137,448.00
Jacoby, Jerry...............       $185,790.48
Jerzak, John................       $147,906.00
Lipetzky, Steve.............       $216,928.80
Nelson, John H..............        $89,833.00
Zwach, John Jr..............       $101,020.00


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)      1.       Financial Statements

         The following Independent Auditor's Report and consolidated financial statements of Minnesota Corn Processors, Inc., the Minnesota cooperative, are contained in Part II, Item 8, of this report:

         Independent Auditor's Report

         Consolidated Balance Sheets as of March 31, 2000 and 1999

         Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2000, 1999 and 1998

         Consolidated Statements of Members Equities

         Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2000, 1999 and 1998

         Summary of significant accounting policies and Notes to Consolidated Financial Statements

         All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         No financial statements for Minnesota Corn Processors, LLC, are included in this Form 10-K because, until the conversion, the registrant has no operations or assets.

         2.       Exhibits

The following exhibits are filed as a part of, or are incorporated by reference into, this report:

2.1 Plan of Merger by and between Minnesota Corn Processors, Inc. and Minnesota Corn Processors of Colorado, dated January __, 1999 (incorporated herein by reference to Exhibit 2.1 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

2.2 Plan of Merger by and between Minnesota Corn Processors Colorado and Minnesota Corn Processors, LLC, dated January __, 1999 (incorporated herein by reference to Exhibit 2.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

2.3 Amended and Restated Transaction Agreement by and among Minnesota Corn Processors, Inc., Minnesota Corn Processors Colorado and Minnesota Corn Processors, LLC, dated as of May __, 1999 (incorporated herein by reference to Exhibit 2.3 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

3.1      Articles of Organization of Minnesota Corn Processors, LLC.

3.2 Third Amended and Restated Operating Agreement of Minnesota Corn Processors, LLC.

4.1 Note Purchase Agreement dated as of August 26, 1997 (incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.1 Transaction Agreement between Archer Daniels Midland Company and Minnesota Corn Processors, Inc., dated July 9, 1997 (incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.2 Stockholder Agreement between Archer Daniels Midland Company and Minnesota Corn Processors, Inc. dated August 27, 1997 (incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.3 Master Equipment Lease Agreement between Fleet Capital Corporation and Minnesota Corn Processors, Inc., dated April 9, 1998 (incorporated herein by reference to Exhibit 10.3 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.4 Firm Sales/Purchase Agreement between Minnesota Corn Processors, Inc. and Wascana Energy Marketing (U.S.) Inc., dated December 30, 1996 (incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.5 Natural Gas Purchase and Sale Contract between Minnesota Corn Processors, Inc. and Husky Gas Marketing Inc., dated November 1, 1996 (incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.6 Amended and Restated Secured Credit Agreement among Minnesota Corn Processors, Inc., Liquid Sugars, Inc., Harris Trust and Savings Bank and U.S. Bancorp Ag Credit, dated as of November 4, 1998 (incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.7     Employment Agreement of L. Daniel Thompson, dated April 1, 2000.*

10.8     Separation Agreement with George A. Lamberth, dated June 28, 1999.*

10.9 Corn Steep Agreement between Minnesota Corn Processors and Liquid Corn, Inc. (incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

21       List of significant subsidiaries.

23       Consent of Clifton Gunderson, L.L.C.

24       Power of Attorney.

27       Financial Data Schedule.

---------------
*Items that are managements contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

(c)      See Exhibit Index and exhibits attached to this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2000                Minnesota Corn Processors, LLC


                                    By /s/ L. Dan Thompson
                                       -------------------
                                           L. Dan Thompson
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                     TITLE

/s/ L. Dan Thompson   President and Chief Executive  )
-------------------   Officer and Director           )
    L. Dan Thompson   (principal executive officer)  )
                                                     )
Daniel H. Stacken*    Chief Financial                )
                      Officer and Director           )  *By: /s/ L. Dan Thompson
                      (principal financial and       )       -------------------
                      accounting officer)            )       Attorney-in-fact
                                                     )
                                                     )
                                                     )
                                                     )
Jerry Jacoby*         Director                       )
                                                     )
                                                     )
                                                     )
                                                     )  Dated: June 28, 2000

*By Power of Attorney filed with this report as Exhibit 24 hereto.

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      DESCRIPTION

2.1 Plan of Merger by and between Minnesota Corn Processors, Inc. and Minnesota Corn Processors of Colorado, dated January __, 1999 (incorporated herein by reference to Exhibit 2.1 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

2.2 Plan of Merger by and between Minnesota Corn Processors Colorado and Minnesota Corn Processors, LLC, dated January __, 1999 (incorporated herein by reference to Exhibit 2.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

2.3 Amended and Restated Transaction Agreement by and among Minnesota Corn Processors, Inc., Minnesota Corn Processors Colorado and Minnesota Corn Processors, LLC, dated as of May __, 1999 (incorporated herein by reference to Exhibit 2.3 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

3.1      Articles of Organization of Minnesota Corn Processors, LLC.

3.2 Third Amended and Restated Operating Agreement of Minnesota Corn Processors, LLC.

4.1 Note Purchase Agreement dated as of August 26, 1997 (incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.1 Transaction Agreement between Archer Daniels Midland Company and Minnesota Corn Processors, Inc., dated July 9, 1997 (incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.2 Stockholder Agreement between Archer Daniels Midland Company and Minnesota Corn Processors, Inc. dated August 27, 1997 (incorporated herein by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.3 Master Equipment Lease Agreement between Fleet Capital Corporation and Minnesota Corn Processors, Inc., dated April 9, 1998 (incorporated herein by reference to Exhibit 10.3 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.4 Firm Sales/Purchase Agreement between Minnesota Corn Processors, Inc. and Wascana Energy Marketing (U.S.) Inc., dated December 30, 1996 (incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.5 Natural Gas Purchase and Sale Contract between Minnesota Corn Processors, Inc. and Husky Gas Marketing Inc., dated November 1, 1996 (incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.6 Amended and Restated Secured Credit Agreement among Minnesota Corn Processors, Inc., Liquid Sugars, Inc., Harris Trust and Savings Bank and U.S. Bancorp Ag Credit, dated as of November 4, 1998 (incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.7     Employment Agreement of L. Daniel Thompson, dated April 1, 2000.*

10.8     Separation Agreement with George A. Lamberth, dated June 28, 1999.*

10.9 Corn Steep Agreement between Minnesota Corn Processors and Liquid Corn, Inc. (incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

21       List of significant subsidiaries.

23       Consent of Clifton Gunderson, L.L.C.

24       Power of Attorney.

27       Financial Data Schedule.

---------------
*Items that are managements contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.