Form 10-Q
period 2000-06-30
MINNESOTA CORN PROCESSORS LLC
filed 2000-08-14
CIK 1077133

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                 (507) 537-2676
               (Registrant's telephone number including area code)


                                (not applicable)
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On July 1, 2000 the registrant issued Class A voting units and Class B non-voting units in connection with the conversion of Minnesota Corn Processors, Inc., a Minnesota cooperative into the registrant Colorado limited liability company, Minnesota Corn Processors, LLC. There is no established public market for the registrant's voting and non-voting equity securities. However, there is a limited private market for the voting member units of the registrant. As of August 9, 2000 the aggregate market value of voting units of the registrant held by non-affiliates was approximately $234,370,756.20, (based on the sale price of $1.19849 per unit on such date). The number of non-voting units of the registrant outstanding as of August 9, 2000 was 58,622,340, all of which were held by Archer Daniels Midland Company.

INTRODUCTORY COMMENTS
         Minnesota Corn Processors, Inc. ("MCP"), a Minnesota cooperative, converted from a cooperative form of corporate entity into a Colorado limited liability company on July 1, 2000. The new name of the entity, registrant, is Minnesota Corn Processors, LLC (also referred to as "MCP"). This Form 10-Q includes financial information about MCP the cooperative. Any references to facts or figures after June 30, 2000 relate to MCP, the limited liability company.

                          PART I - FINANCIAL INFORMTION

ITEM 1.  FINANCIAL STATEMENTS.

                            MINNESOTA CORN PROCESSORS
                      Consolidated Statement of Operations
                                    UNAUDITED
                                  (In Millions)


                                                             For the Quarter Ended
                                                                   June 30,
                                                    ---------------------------------------
                                                         2000                     1999
                                                    ---------------         ---------------

Net sales, storage and handling charges             $         153.4         $         144.9

Cost of goods                                                 128.9                   123.3
                                                    ---------------         ---------------

  Gross proceeds                                               24.5                    21.6

Selling, general and administrative expenses                   14.4                    13.6
                                                    ---------------         ---------------

  Net operating proceeds                                       10.1                     8.0
                                                    ---------------         ---------------

Other Income (Expense)
  Interest expense                                             (5.4)                   (5.4)
  Interest and other income (expense)                           0.3                    (0.4)
  Gain on disposal of property and equipment                    1.0                     0.0
                                                    ---------------         ---------------

  Total Other Income (Expense)                                 (4.1)                   (5.8)
                                                    ---------------         ---------------

  Net proceeds before income taxes                              6.0                     2.2

Provision for income taxes                                      0.1                     0.1
                                                    ---------------         ---------------


Net proceeds                                        $           5.9         $           2.1
                                                    ===============         ===============


See accompanying notes to condensed consolidated financial statements.

                            MINNESOTA CORN PROCESSORS
                           Consolidated Balance Sheet
                                    UNAUDITED
                                  (In Millions)


                                                       JUNE 30,     MARCH 31,
                                                        2000          2000
                                                    ------------   ------------
                ASSETS
----------------------------------------
Current Assets
Cash and cash equivalents                           $        0.6   $       10.5
Receivables                                                 60.1           60.3
Inventories                                                 40.1           37.3
Prepaids and other assets                                    3.1            2.9
Margin deposits                                             18.3            5.4
                                                    ------------   ------------

Total current assets                                       122.2          116.4
                                                    ------------   ------------

Investments and other assets
  Investments                                               10.4           10.4
  Deferred debt refinancing costs                            2.9            3.0
  Cash surrender value of life insurance                     0.2            0.1
  Non-current receivables                                    2.6            2.6
  Non-current prepaids                                       1.4            1.5
  Goodwill                                                   5.4            5.5
                                                    ------------   ------------

  Total investments and other assets                        22.9           23.1
                                                    ------------   ------------

Property, plant, and equipment                             720.6          718.1
   Accumulated depreciation                                260.1          249.3
                                                    ------------   ------------

Net property, plant, and equipment                         460.5          468.8
                                                    ------------   ------------


   Total assets                                     $      605.6   $      608.3
                                                    ============   ============


     LIABILITIES & MEMBER EQUITIES
----------------------------------------

Current Liabilities
  Short- term notes payable                         $        0.7   $        0.7
  Current portion of long-term debt                          0.6            0.6
  Accounts payable - grain                                   3.0            4.8
  Accounts payable - other                                  20.0           21.1
  Value added payable                                        4.5            8.7
  Income taxes payable                                       0.1            0.1
  Accrued payroll costs                                      3.5            3.8
  Accrued real estate taxes                                  2.0            2.4
  Accrued interest expense                                   5.5            1.7
  Accrued expenses and taxes                                 2.0            1.6
                                                    ------------   ------------

  Total current liabilities                                 41.9           45.5

Long-term debt                                             270.5          270.6

Deferred compensation                                        0.2            0.7
                                                    ------------   ------------

  Total liabilities                                        312.6          316.8


Member Equities
  Units of equity participation certificates               247.0          247.0
  Non-voting unitis of equity participation                119.8          119.8
  Contributed capital                                        1.0            1.0
  Unallocated capital deficit                              (60.7)         (61.3)
  Non-qualified patronage refunds                            3.8            3.8
  Loss allocated to members                                (17.9)         (18.8)
                                                    ------------   ------------

  Total member equities                                    293.0          291.5
                                                    ------------   ------------

   Total liabilities and member equities            $      605.6   $      608.3
                                                    ============   ============

See accompanying noted to condensed consolidated financial statements.

                                MINNESOTA CORN PROCESSORS
                           Consolidated Statement of Cash Flows
                                        UNAUDITED
                                      (In Millions)


                                                                     For the Quarter Ended
                                                                            June 30,
                                                                ---------------------------------
                                                                    2000                1999
                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net proceeds                                                $        5.9         $        2.1
    Adjustments to reconcile net proceeds to (loss) net
           cash provided (used) by operating activities:
      Depreciation and amortization                                     11.4                 11.3
      Investment impairment loss                                         0.0                  0.3
      Unrealized (gain) loss on foreign exchange                         0.0                 (0.1)
      Gain on disposal of property and equipment                        (1.0)                 0.0
      Provision for doubtful accounts                                    0.1                  0.3
      Change in operating assets and liabilities
         Receivables                                                     0.2                 (3.3)
         Inventories                                                    (2.7)                (3.4)
         Cash surrender value of life insurance                          0.0                  0.0
         Prepaids and other assets                                      (0.2)                (0.9)
         Margin deposits                                               (13.0)                (3.0)
         Accounts payable - grain                                       (1.8)                (2.0)
         Accounts payable - other                                       (1.5)                (9.0)
         Accrued payroll costs                                          (0.3)                 0.0
         Accrued real estate taxes                                      (0.4)                (0.4)
         Accrued interest expense                                        3.8                  3.7
         Accrued expenses                                                0.3                  7.2
         Deferred compensation                                          (0.5)                 0.0
                                                                ------------         ------------

        Net cash provided by operating activities                        0.3                  2.8
                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITES
    Additions to property and equipment                                 (2.7)                (6.6)
    Investments purchased                                                0.0                 (0.4)
    Proceeds from disposal of property and equipment                     1.2                  0.0
                                                                ------------         ------------

        Net cash used by investing activities                           (1.5)                (7.0)
                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on short-term borrowings                          0.0                  0.0
    Principal payments on long-term debt                                (0.1)                 0.0
    (Increase) Decrease in long-term receivable                          0.0                  0.1
    Loss allocation payments from members                                0.0                  0.1
    Value added                                                         (8.6)                (0.1)
                                                                ------------         ------------

        Net cash provided (used) by financing activities                (8.7)                 0.1
                                                                ------------         ------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (9.9)                (4.1)

Cash and Cash Equivalents at beginning of the year                      10.5                  8.6
                                                                ------------         ------------

Cash and Cash Equivalents at end of period                      $        0.6         $        4.5
                                                                ============         ============

See notes to condensed consolidated financial statements.

                            MINNESOTA CORN PROCESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

NOTE 2 - INVENTORIES

Principal elements of inventories were as follows:


                                                                      (In Millions)
                                                              June 30             March 31
                                                            ------------        ------------
Unprocessed corn                                            $        2.9        $        3.6
Chemicals, raw material supplies, and coal                           5.4                 5.4
Goods in process of manufacture                                      2.0                 1.9
Finished goods                                                      14.6                11.6
Repair parts                                                        11.1                11.5
Liquid Sugars, Inc. - sweetener inventory - bulk and
     specialty products                                              4.1                 3.3
                                                            ------------        ------------

Total inventories                                           $       40.1        $       37.3
                                                            ============        ============

NOTE 3 - COMMITMENTS AND CONTINGENCIES


MCP is involved in various claims at June 30, 2000. In the opinion of management, the ultimate liability for such claims would not have a material adverse financial effect upon the company. Management further believes that all or part of any potential liability for certain of these claims will be covered by insurance, and management is vigorously defending all such claims against the cooperative.

It is expected that the total costs to complete the construction in progress at June 30, 2000, for MCP will approximate $21,707,582.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         NET SALES. Net sales for the quarter ended June 30, 2000 totaled $153.4 million, up 5.9% from net sales of $144.9 million for the quarter ended June 30, 1999. Increased corn sweetener and ethanol volumes accounted for the majority of the increase in net sales. Lower selling prices for corn sweeteners and lower sugar margins offset an increase in the net selling price of ethanol.

         COST OF GOODS. The cost of goods sold increased from $123.3 million to $128.9 million, or $5.6 million. The cost of corn increased by $2.1 million as a result of increased production. Natural gas cost was up $3.1 million as compared to June 30, 1999 primarily due to an increase in the price paid for the gas. A decrease in repair and maintenance costs and the costs of sugar purchases offset increases in labor and other manufacturing costs.

         GROSS PROCEEDS. Gross proceeds for the quarter ended June 30, 2000 were $24.5 million, up $2.9 million from the quarter ended June 30, 1999. This was the result of the $8.5 million increase in net sales offset by the $5.6 million increase in cost of goods sold.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the current quarter were up 6% or $800,000 over the comparable quarter last year. Increased legal expenses and slightly higher payroll costs accounted for the majority of the increase. A reduction of $500,000 of the deferred compensation liability shown on the balance sheet reduced some of the overall increase in the S, G & A expenses.

         NET OPERATING PROCEEDS. The first quarter net operating proceeds increased $2.1 million over the quarter ended June 30, 1999, or 26.3%. The increase of $2.9 million in gross proceeds, decreased by the $800,000 increase in selling, general and administrative expenses, accounted for this increase.

         OTHER INCOME (EXPENSE). Other expense decreased from $5.8 million for the quarter ended June 30, 1999 to $4.1 million for the quarter ended June 30, 2000, or $1.7 million. Financing costs remained relatively flat, even though long-term debt was $20 million less than last year. This was due to an increase in the interest rate paid on the variable rate portion of the long-term debt. An increase in the amount of interest income earned in the current quarter and the recording of a reserve for investment impairment in the comparable quarter for last year accounted for the majority of the increase in other income. The $1 million increase in gain on disposal of property and equipment was the result of selling the last of the parcels of land in Emeryville, CA.

         NET PROCEEDS. Net proceeds for the quarter ended June 30, 2000 were $5.9 million, an increase of $3.8 million over the comparable quarter last year. The increase of $2.1 million in net operating proceeds combined with the reduction of $1.7 million in other expenses accounted for the increase.

LIQUIDITY AND CAPITAL RESOURSES

At June 30, 2000, MCP's total assets were $605.6 million, as compared to $608.3 million at March 31, 2000. Current assets increased by $5.7 million while net property, plant and equipment decreased by $8.3 million, primarily as a result of recording depreciation.

Cash flows for the quarter were used to fund operating expenses, capital projects, and value added payments. Net cash flows from operating activities were $.3 million, primarily due to funding MCP's margin accounts. Cash used for investing activities totaled $1.5 million, reflecting normal capital expenditures for the plants, offset by the proceeds received from the sale of the Emeryville, CA transfer terminal. The $8.6 million of cash used for financing activities was for the value-added payments to MCP's membership. MCP's long-term debt was $270 million at the end of June 30, 2000, as well as at March 31, 2000. In addition to MCP's long-term debt, MCP has a $50 million revolving line of credit facility on which there was no activity for the current quarter as well as for the year ended March 31, 2000.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in MCP's Annual Report on Form 10-K for the year ended March 31, 2000, and is incorporated by reference. There have been no material changes to MCP's risk during the three months ended June 30, 2000.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 9, 2000 MCP reached an agreement in principle to settle its secured claims against American Sweeteners, Inc. ("AmSweet"), and certain claims of AmSweet, its principal, and unsecured creditors pending against MCP. These claims were asserted in AmSweet's July 26, 1999 Chapter 11 bankruptcy filing in the United States Bankruptcy Court for the Eastern District of Pennsylvania ("the Bankruptcy Proceedings"). The agreement also settles MCP's related claims against AmSweet's principal, Raymond J. McCormick, Jr. ("RJM") and his wife Mary Lou McCormick ("MLM"), and counterclaims they asserted against MCP in the federal district court for the Eastern District of Pennsylvania ("District Court Proceedings").

         The Bankruptcy Court proceedings involve four adversary proceedings. In Adversary Proceeding No. 99-0773, MCP filed a complaint dated August 6, 1999 seeking reclamation of 13 railcars delivered within 10 days of AmSweet's bankruptcy. AmSweet counterclaimed asserting a violation of the automatic stay, conversion, and interference with contract, based on MCP's stoppage and diversion of two railcars in transit at the time of AmSweet's bankruptcy. AmSweet requested an unspecified amount of compensatory and punitive damages in this proceeding.

         In Adversary Proceeding No. 99-1031, MCP brought a complaint dated November 24, 1999 for a declaratory judgment enforcing a subordination agreement between AmSweet's principal, Raymond J. McCormick, Jr. ("RJM") and MCP, which included a provision assigning to MCP RJM's $1.1 million participation interest in the senior secured loans to AmSweet. AmSweet and RJM denied the effectiveness of the assignment and brought several counterclaims. One such claim merely incorporated AmSweet's counterclaim from Adversary Proceeding No. 99-0773; the other major counterclaims alleged inequitable conduct and destruction of business claims against MCP. The Official Committee of Unsecured Creditors of AmSweet ("Committee") intervened in the inequitable conduct claims and joined AmSweet and RJM in requesting equitable subordination of all of MCP's senior secured claims and compensatory and punitive damages. In testimony of RJM during deposition he asserted damages of approximately $25,000,000.

         In a third adversary proceeding, Adversary Proceeding No. 00-0110, the Committee brought a complaint dated January 28, 2000 against MCP to set aside MCP's secured liens in AmSweet's assets based on the Committee's contention MCP obtained its secured status through a fraudulent conveyance. The Committee also brought a fourth adversary proceeding, dated January 28, 2000 Adversary Proceeding No. 00-0111, against RJM in which it named MCP as an interested party, seeking to disallow, equitably subordinate, or recharacterize RJM's $1.1 million participation interest and $1.5 million of unsecured debt.

         The related district court proceeding dated November 24, 1999 involved MCP's complaint against RJM and MLM alleging fraudulent transfers of certain assets RJM owned individually to RJM and MLM jointly. RJM and MLM filed counterclaims for malicious prosecution and abuse of process. In her May 10, 2000 deposition testimony, MLM identified damages of $100 million for each of these claims. The district court has dismissed the malicious prosecution claim, and MCP has outstanding a motion for summary judgment on the abuse of process claim.

         The agreement in principle read into the record in the bankruptcy court on Wednesday, August 9, 2000, resolves all matters between AmSweet, the McCormicks and the Committee. MCP will forgive its claims against AmSweet, RJM, and MLM and will pay to RJM $1,225,000 and AmSweet $360,000; in return MCP will receive certain assets of AmSweet, including cash of $500,000, inventory and receivables, and AmSweet's Frazer, Pennsylvania, transfer facility in which it held senior secured liens. MCP will also receive an assignment of $427,000 owing RJM from the sale of his interest in another reseller, Sweeteners Plus. RJM will pay into AmSweet $725,000 for the benefit of unsecured creditors and other cost of administration.. The parties will enter into mutual releases of all their claims. The agreement is subject to the completion of due diligence and bankruptcy court approval with the closing set for August 23, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDINGS
                  None.

ITEM 3.  THE DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS
                  None.

ITEM 5.  OTHER INFORMATION
                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit 27 - Financial Data Schedule

                  (b) No current reports on Form 8-K were filed by MCP for the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MINNESOTA CORN PROCESSORS, LLC





Dated: August 14, 2000


                                          By  /s/ L. Dan Thompson
                                              ---------------------
                                                     L. Dan Thompson
                                                     President and Chief
                                                     Executive Officer





Dated: August 14, 2000

                                          By  /s/ Daniel H. Stacken
                                              ---------------------
                                                     Daniel H. Stacken
                                                     Vice President and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                      DESCRIPTION



Exhibit 27                          Financial Data Schedule
Exhibit 23                          Consent of Clifton Gunderson L.L.C.