Form 10-Q
period 2000-09-30
MINNESOTA CORN PROCESSORS LLC
filed 2000-11-14
CIK 1077133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No. 333-71213

MINNESOTA CORN PROCESSORS, LLC
(Exact name of registrant as specified in its charter)

Colorado	41-1928467
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

901 North Highway 59, Marshall, MN 56258-2744
(Address of principal executive offices)

(507) 537-2676
(Registrant’s telephone number including area code)

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

Yes      X     No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

        On July 1, 2000, the registrant issued Class A voting and Class B nonvoting units in connection with the conversion of Minnesota Corn Processors, Inc., a Minnesota cooperative, into the registrant, Minnesota Corn Processors, LLC, a Colorado limited liability company. There is no established public market for the registrant’s voting and nonvoting units. However, there is a limited private market for the voting units. The number of the registrant’s Class A voting units outstanding as of October 30, 2000 was 136,932,697. The number of the registrant’s Class B nonvoting units outstanding as of October 30, 2000, was 58,622,340, all of which were held by Archer Daniels Midland Company.

PART I – FINANCIAL INFORMTION

ITEM 1. Financial Statements.

MINNESOTA CORN PROCESSORS, LLC
Condensed Statement of Operations and Other Comprehensive Income
UNAUDITED
(In Millions)

	For the Quarter Ended September 30,		For the Six Months Ended September 30,
	2000	1999	2000	1999
Net sales, storage and handling charges	$ 139.7	$ 142.8	$ 289.5	$ 284.1
Cost of sales	128.7	128.5	261.4	256.0

Gross profit	11.0	14.3	28.1	28.1
Selling, general and administrative expenses	7.1	6.1	14.2	11.9

Net operating profit	3.9	8.2	13.9	16.2

Other Income (Expense)
Interest expense	(5.4)	(5.7)	(10.8)	(11.1)
Interest and other income	1.3	0.4	1.6	0.0
Gain on disposal of property and equipment	0.0	1.5	1.0	1.5

Total interest and other expense	(4.1)	(3.8)	(8.2)	(9.6)

Net income before cumulative effect of
change in accounting principle	(0.2)	4.4	5.7	6.6
Cumulative effect of initial adoption of SFAS-133	2.8	0.0	2.8	0.0

Net income	2.6	4.4	8.5	6.6

Other comprehensive income
Unrealized gain (loss) on cash flow hedges:
Cumulative effect of initial adoption of SFAS-133	(17.0)	0.0	(17.0)	0.0
Current period unrealized gain (loss)
on cash flow hedges	3.7	0.0	3.7	0.0

Other comprehensive income (loss)	(13.3)	0.0	(13.3)	0.0

Comprehensive income (loss)	($ 10.7)	$ 4.4	($ 4.8)	$ 6.6

See accompanying notes to condensed financial statements

MINNESOTA CORN PROCESSORS, LLC
Condensed Balance Sheet
UNAUDITED
(In Millions)

	September 30, 2000	March 31, 2000
ASSETS
Cash and cash equivalents	($ 0.6)	$10.5
Receivables	56.0	60.3
Inventories	40.5	37.3
Prepaids and other assets	2.3	2.9
Margin deposits	0.0	5.4
Fair value of derivatives net of margin deposits	6.5	0.0

Total current assets	104.7	116.4

Investments and other assets
Investments	10.4	10.4
Deferred debt refinancing costs	2.9	3.0
Cash surrender value of life insurance	0.2	0.1
Non-current receivables	0.1	2.6
Non-current prepaids	1.4	1.5
Goodwill	5.4	5.5

Total investments and other assets	20.4	23.1

Property, plant, and equipment	732.6	718.1
Accumulated depreciation	271.6	249.3

Net property, plant, and equipment	461.0	468.8

Total assets	$586.1	$608.3

See accompanying notes to condensed financial statements

	September 30, 2000	March 31, 2000
LIABILITIES & MEMBERS’ EQUITY
Current Liabilities
Short – term notes payable	$ 0.2	$ 0.7
Current portion of long-term debt	4.1	0.6
Accounts payable – grain	6.3	4.8
Accounts payable – other	20.6	21.1
Value added payable	0.0	8.7
Income taxes payable	0.0	0.1
Accrued payroll costs	4.4	3.8
Accrued real estate taxes	2.3	2.4
Accrued interest expense	1.8	1.7
Accrued expenses and taxes	1.1	1.6

Total current liabilities	40.8	45.5
Long-term debt	262.9	270.6
Deferred compensation	0.2	0.7

Total liabilities	303.9	316.8

Members’ Equities
Units of equity participation certificate		247.0
Non-voting unitis of equity participation		119.8
Contributed capital		1.0
Unallocated capital deficit		(61.3)
Non-qualified patronage refunds		3.8
Loss allocated to members		(18.8)
Class A units	173.1
Class B units	119.8
Current period comprehensive income (loss)	2.6
Accumulated other comprehensive loss	(13.3)

Members’ total equities	282.2	291.5

Members’ total liabilities and equities	$ 586.1	$ 608.3

See accompanying notes to condensed financial statements

MINNESOTA CORN PROCESSORS, LLC
Condensed Statement of Cash Flows
UNAUDITED
(In Millions)

	For the Six Months Ended September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8.5	$6.6
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	23.3	23.1
Gain on disposal of property and equipment	(1.0)	(1.5)
Unrealized gain on derivatives	(1.0)	0.0
Provision for doubtful accounts	0.4	0.0
Change in operating assets and liabilities	(12.4)	(15.3)

Net cash provided by operating activities	17.8	12.9

CASH FLOWS FROM INVESTING ACTIVITES
Additions to property and equipment	(14.7)	(11.9)
Proceeds from disposal of property & equipment	1.2	2.4

Net cash used by investing activities	(13.5)	(9.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on short-term borrowings	(0.5)	0.2
Principal payments on long-term debt	(4.2)	(0.1)
(Increase) decrease in long-term receivable	2.5	(0.7)
Loss allocation payments from members	0.0	0.1
Value added	(13.2)	0.0

Net cash used by financing activities	(15.4)	(0.5)

Net Increase (Decrease) in Cash	(11.1)	2.9
Cash at beginning of the period	10.5	8.6

Cash at end of period	($ 0.6)	$11.5

See accompanying notes to condensed financial statements

MINNESOTA CORN PROCESSORS, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 — BASIS OF PRESENTATION

Effective July 1, 2000, Minnesota Corn Processors converted from a cooperative to a limited liability company. As a result of this conversion, the members exchanged their cooperative units of equity participation for Class A and Class B units in the limited liability company.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the second quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2000.

NOTE 2 — INVENTORIES

Principal elements of inventories were as follows:

	(In Millions)
	September 30	March 31
Unprocessed corn	$4.8	$3.6
Chemicals, raw material supplies, and coal	5.2	5.4
Goods in process of manufacture	1.7	1.9
Finished goods	18.0	14.9
Repair parts	10.8	11.5

Total inventories	$40.5	$37.3

NOTE 3 — COMMITMENTS AND CONTINGENCIES

MCP is involved in various claims at September 30, 2000. In the opinion of management, the ultimate liability for such claims would not have a material adverse financial effect upon the Company. Management further believes that all or part of any potential liability for certain of these claims will be covered by insurance, and management is vigorously defending all such claims against the Company.

It is expected that the total costs to complete the construction in progress at September 30, 2000, for MCP will approximate $18 million.

NOTE 4 — RECLASSIFICATIONS

Certain amounts in the March 31, 2000 condensed financial statements of operations were reclassified in order to conform to the September 30, 2000 presentation. These reclassifications had no effect on previously reported net income.

NOTE 5 — DERIVATIVES

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities.” The Company uses derivative financial instruments to minimize the exposure of price risk related to corn and natural gas purchases used in the manufacturing process, and price risk in the sales of co-products. The derivative financial instruments consist of open futures contracts traded through regulated commodity exchanges and are valued at fair value in the September 30, 2000 condensed balance sheet. The contracts used to mitigate the price risk related to corn and natural gas purchases are designated as effective cash flow hedges for a portion of the corn and natural gas usage over the next twenty-four months, with the related unrealized gains and losses recorded as a component of other comprehensive income. These gains and losses are reclassified into net income in the month in which the purchases are made, or in the month a hedge is determined to be ineffective. At September 30, 2000, the Company had a balance of $13.3 million of unrealized losses related to future transactions, which is expected to be recognized in earnings within the next twelve months. There was no ineffective portion of these hedges recognized in net income during the quarter ended September 30, 2000. The contracts used to mitigate the price risk related to sales of co-products are not designated and accounted for as hedging instruments, and therefore the related unrealized gains and losses are recorded in net earnings monthly. For the quarter ended Sept. 30, 2000, an unrealized gain of $1.1 million dollars was included in the cost of sales for these contracts. The cumulative effect of initially adopting SFAS 133 was to record a gain of $2.8 million at July 1, 2000.

Item 2.  Management’s Discussion and Analysis of Financial Condition
           and Results of Operations.

RESULTS OF OPERATIONS

NET SALES. Net sales for the quarter ended September 30, 2000 totaled $139.7 million, down 2% or $3.1 million lower than the sales of $142.8 million for the same quarter of last year. Lower pricing for sweeteners and certain co-products was partially offset by higher starch and co-product volumes and an increase in ethanol pricing. Net sales of $289.5 million for the six months ended September 30, 2000 were up $5.4 million or 2% over the $284.1 million of net sales for the same six month period of last year. Higher sales volumes in all products and an increase in the selling price of ethanol were offset by lower sweetener pricing as well as a reduction of the selling price of certain co-products.

COST OF SALES. Cost of sales remained flat for the second quarter compared to the corresponding quarter for last year. Higher corn cost as a result of increased production, along with increased energy costs, were offset by a reduction in process chemical costs. For the six months ended September 30, 2000, cost of sales was up 2%, or $5.4 million over the six months ended September 30, 1999. Higher manufacturing costs as a result of increased production, and higher energy costs, accounted for the majority of this increase.

GROSS PROFIT. Gross profit for the second quarter ended September 30, 2000 was $11.0 million, a decrease of $3.3 million for the comparable quarter of 1999. The decrease in net sales of $3.1 million and the slight increase in cost of sales of $.2 million accounted for the decrease in gross profit for the quarter. For the six months ended September 30, 2000 as compared to the same six month period of last year, gross profit remained approximately equal. The increase in net sales of $5.4 million was offset by the increase in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the current quarter were up 16% or $1.0 million over the comparable quarter last year. As compared to the six months ended September 30, 1999, S,G &A expenses increased $2.3 million or 19% for the six months ended September 30, 2000. For both the quarter and the six month period, higher payroll expenses and higher professional fees accounted for the increased S,G&A expense.

NET OPERATING PROFIT. For the quarter net operating profit decreased $4.3 million as compared to the quarter ended September 30, 1999. The decrease of $3.3 million, or 52%, in gross profit and the increase of $1.0 million in selling, general and administrative expenses accounted for this decrease. For the six months ended September 30, 2000, net operating profit was down $2.3 million, or 14%, as compared to the same period in 1999. A steady gross profit reduced by the increase in selling, general and administrative expenses of $2.3 million accounted for the decrease in net operating profit for the six month period in 2000.

OTHER INCOME (EXPENSE). Other expense was up slightly for the quarter ended September 30, 2000 as compared to the corresponding quarter of last year. A small reduction in interest expense, the reversal of a long term reserve for bad debts, and zero gains on disposal of property for the current quarter, as compared to a $1.5 million gain recorded in the financial statements for last year, combined to increase other expense by $300,000 for the quarter. For the six months ended September 30, 2000, other expense decreased $1.4 million compared to the same six month period of last year. The reversal of the long term reserve for bad debts and the slight reduction in interest expense were offset by a decrease in the amount of gain on disposal of assets recognized in the current six month period.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The initial adoption of SFAS-133, Accounting for Derivative Instruments and Hedging Activities, resulted in the Company recording $2.8 million of income as a cumulative effect of a change in an accounting principle. This amount is based on the fair value of the Company’s derivative financial instruments used to hedge co-product sales as of July 1, 2000.

NET INCOME. Net income for the quarter ended September 30, 2000 was $2.6 million, a decrease of $1.8 million from the comparable quarter for last year. The decrease of $4.3 million in net operating profit combined with the slight increase in other expense and the $2.8 million income from the change in the accounting principle relating to derivative financial instruments, accounted for the decrease in net income for the quarter. For the six months ended September 30, 2000, net income was $8.5 million, an increase of $1.9 million, over the same six month period of last year. The $2.8 million of income resulting from the change in the accounting principle and the $1.4 million decrease in other expense were offset by the $2.3 million decrease in net operating profit.

COMPREHENSIVE LOSS. This is the first quarter that the Company has comprehensive income or loss and is the result of adopting SFAS-133, Accounting for the Derivative Instruments and Hedging Activities. All of the Company’s other comprehensive loss is the result of changes in the fair value of the Company’s derivative financial instruments designated and accounted for as cash flow hedges for corn and natural gas purchases as of September 30, 2000. The Company did not have any comprehensive income or loss for the comparable quarter or six month period of last year.

LIQUIDITY AND CAPITAL RESOURSES. At September 30, 2000 the Company’s total assets were $586.1 million, as compared to $608.3 million at March 31, 2000. Current assets decreased by $11.7 million, with the majority of the decrease in cash as a result of prepaying long-term debt and for value-added payments to the Company’s shareholders. Net property plant and equipment decreased by $7.8 million, primarily as a result of recording depreciation expense in excess of new capital additions.

Cash flows for the six months were used to fund operating expenses, capital projects, and value-added payments. Net cash flows from operating activities were $17.8 million. Cash used for investing activities totaled $13.5 million, reflecting normal capital expenditures for the plants, as well as other capital expenditures, offset by the proceeds received from the sale of the Company’s Emeryville, CA transfer terminal. The $15.4 million of cash used for financing activities was for the payment of value-added payments to the Company’s membership as well as the prepayment of long-term debt.

The Company’s senior notes outstanding were $260 million at September 30, 2000, compared to $270 million at March 31, 2000. In addition to its senior notes, the Company has a $50 million revolving line of credit facility on which $6 million was drawn at September 30, 2000. There was no activity on the line of credit at March 31, 2000.

On October 4, 2000, the Company agreed in principle with Corn Products International, Inc. to establish a joint marketing company to be named CornProductsMCP Sweeteners LLC. On November 1, 2000, the Company, along with Corn Products International, Inc. announced that the Federal Trade Commission and the United States Department of Justice had granted early termination of the Hart-Scott-Rodino waiting period in connection with the formation of the joint marketing company, CornProductsMCP Sweeteners LLC. Though the joint marketing company has been formed and Executive Officers and Board Chairman have been appointed, the transaction is still subject to approval by the Company’s Board of Directors as well as agreement on the transaction documents between the Company and Corn Products International, Inc.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        This information is set forth in MCP’s Annual Report on Form 10-K for the year ended March 31, 2000, and is incorporated by reference. There have been no material changes to MCP’s risk during the three months ended September 30, 2000.

PART II – Other Information

ITEM 1. Legal Proceedings

        None.

ITEM 2. Changes in Securities and Use of Proceeds

        Minnesota Corn Processors, Inc. (“MCP cooperative”), a Minnesota cooperative converted from a cooperative form of corporate entity into a Colorado limited liability company on July 1, 2000. The new name of the entity, the registrant, is Minnesota Corn Processors, LLC (“MCP”). The equity held by members of MCP cooperative were in the form of units of equity participation (“units”). On July 1, 2000, the units converted automatically to “member units” of the new Colorado limited liability company, Minnesota Corn Processors, LLC. For a complete discussion on the description of member units of the Colorado limited liability company please refer to Part II, Item 5 of MCP’s Form 10-K for the fiscal year ended March 31, 2000.

ITEM 3. The Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote for Security Holders

        The Company’s Annual Meeting was held on July 25, 2000 to consider and vote upon a proposal to increase the compensation of the members of the Board of Directors, as well as to elect new board members.

PROPOSAL TO INCREASE COMPENSATION OF MEMBERS OF THE BOARD OF DIRECTORS

        The proposal was submitted to a vote of security holders at the Annual Meeting by way of ballot. Ballots were mailed out in advance of the meeting. Absentee ballots were to be postmarked no later than July 14, 2000 in order to be included as a valid ballot. The proposal on the ballot was to change the Operating Agreement of Minnesota Corn Processors, LLC to increase the Board of Director compensation from $100 per day (when meetings occur) to $300 per day. The number of votes cast for the proposal was 456. The number of votes cast against the proposal was 576. The security holders voted down the proposal.

ELECTION OF DIRECTORS

        Directors serving on Minnesota Corn Processors, LLC’s Board serve a term of 3 years.

        The names of the Directors elected at the Annual Meeting on July 25, 2000 are as follows:

District 1 – District 2 – District 3 – District 4 – District 5 – District 6– District 7 – District 8 –	Duane Adams David Scheibel Dennis Fultz Roger Fjerkenstad John Jerzak Sandy Ludeman Jim Gervais Rod Hassebrook Bob Bender

        Each candidate in Districts 1, 4, 5, 6, and 7 ran unopposed. They were elected by a motion that was seconded and approved by an oral vote by the shareholders present at the Company’s Annual Meeting. David Scheibel in District 2 received a total of 116 votes. His opponent was Robert L. Frank who received 82 votes. Dennis Fultz in District 3 received 146 votes. His opponent Bill Schwandt received 73 votes. In District 8, Rod Hassebrook received 130 votes, Bob Bender received 123 votes and Pat Meuret received 122 votes. Mr. Meuret was not re-elected to the Board of Directors.

        The name of each Director whose term of office as a Director continued after the meeting is as follows:

Doug Finstrom
Ken Robinson
Galen Rud
John P. Hennen
Kenneth Regier
Kim Larson
Jerry Jacoby
Daniel Dybsetter
John Nelson
Larry Dowd
Howard Dahlager
Steve Lipetzky
Dean Buesing
Ron Kirchner
Andrew Jensen

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 – Financial Data Schedule

(b) No current reports on Form 8-K were filed by MCP for the quarter ended September 30, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINNESOTA CORN PROCESSORS, LLC

Dated: November ______, 2000

By /s/ L. Dan Thompson L. Dan Thompson President and Chief Executive Officer (principal executive officer)

Dated: November ______, 2000
By /s/ Daniel H. Stacken Daniel H. Stacken Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 27	Financial Data Schedule