Form 10KT405
period 2000-12-31
MINNESOTA CORN PROCESSORS LLC
filed 2001-03-27
CIK 1077133

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K
(Mark One)
[ ]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended ________________.

[X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 2000 to December 31, 2000

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

                               Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Class A units held by non-affiliates of the registrant was $133,660,393.74 (based on the average price units were sold in the 30 day period preceding March 26, 2001).

         The number of the registrant's Class A voting units outstanding as of March 26, 2001, was 136,623,940. The number of the registrant's Class B nonvoting units outstanding as of March 26, 2001, was 58,622,340.

Documents Incorporated By Reference

None.

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

         MCP operates as an agricultural processing and marketing business that operates corn wet milling facilities in Minnesota and Nebraska. Formed in 1980, MCP began wet milling operations in Marshall, Minnesota in 1983.

         In March 1996, MCP acquired Liquid Sugars, Inc. ("LSI"), a sweetener blending, storage and distribution operation with headquarters in Oakland, California, which serves various customers located in the western United States and southwestern Canada. On July 1, 2000, in connection with MCP's conversion from a cooperative into a limited liability company, the assets of LSI were integrated into MCP. The regional blending, storage and distribution terminals of LSI are now referred to as "Bulk Terminals" of MCP. LSI still exists as a corporation that has no assets.

         On July 1, 2000, Minnesota Corn Processors, Inc., a Minnesota cooperative, converted to a Colorado limited liability company, named Minnesota Corn Processors, LLC ("MCP") or ("the Company").

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

         MCP operates in a one business segment, the processing and marketing of corn and corn by-products.

(c) DESCRIPTION OF BUSINESS

         Based on total production capacity, MCP is one of the largest corn wet millers in the United States. In addition, MCP is the second or third largest producer of ethanol in the United States and a leading producer of high quality corn sweetener products for the soft drink and food industries. MCP's main product groups include corn sweeteners, corn starch, ethanol and feed co-products. MCP supplies a broad range of customers in a variety of industries.

THE CORN SWEETENER AND ETHANOL MARKETS

HIGH FRUCTOSE CORN SYRUP AND CONVENTIONAL CORN SYRUP

         Since the invention of starch-based sweeteners in the early 1800s, researchers have tried to develop a starch-based sweetener that is as sweet as cane or beet sugar (sucrose). After years of research, the desired result was achieved through the process of rearranging glucose molecules into the chemical isomer fructose, known as "glucose isomerization." As a result of the development of glucose isomerization, the corn refining industry now produces a sweetener -- high fructose corn syrup -- that has a sweetness level equivalent to that of sucrose. Princiapal markets for HFCS include soft drink manufacturers and the baking industry.

         Corn sweeteners are more consistent in quality than sucrose and are expected to continue to replace sucrose due to the savings in labor cost generated by the ease of use and adaptability of corn sweeteners in today's highly automated baking and soft drink industries.

         According to the USDA, U.S. exports of high fructose corn syrup to Mexico rose to 78,000 metric tons (dry basis) in 1996 from only 9,000 tons in 1991. Under NAFTA, the Mexican import tariff on U.S. high fructose corn syrup fell to 9% in 1997, and is scheduled to decrease by 1.5% each year thereafter to zero in 2003. Mexican demand for high fructose corn syrup is growing as bottlers adopt new technology to handle liquid sweeteners. While none of the major soft drink bottlers has announced a complete switch to using high fructose corn syrup in their Mexican soft drinks, some of the smaller brands apparently have switched.

ETHANOL

         Ethanol is used primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. As a fuel additive, the demand for ethanol is derived from the overall demand for gasoline as well as the competition of ethanol versus competing oxygenate products and technologies.

         MCP currently benefits from economic incentives to produce ethanol. Ethanol blenders can claim a 5.4 cents per gallon exemption from the federal gasoline excise tax. This federal ethanol tax subsidy, which was set to expire in 2000, has been extended through December 31, 2007. The exemption will gradually drop to 5.1 cents in 2005.

CORN PROCUREMENT

         MCP purchases corn from its members and in the marketplace. To reduce the risk of price fluctuations in the corn market, MCP has established a policy of hedging corn to cover firm price and volume sales contracts for its finished products. MCP may also hedge a portion of its anticipated production requirements. The instruments used are principally readily marketable exchange traded futures and options contracts. The changes in market value of the contracts have a high correlation to the price changes of the base commodity. See Item 7A of this Report on Form 10-K.


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

         A typical bushel of corn weighs 56 pounds and contains approximately 72,800 kernels. Most of the weight is the starch, oil, protein and fiber, with some natural moisture. Each bushel of corn can yield:

     *   31.5 pounds of starch or
     *   34.0 pounds of sweetener or
     *   2.5 gallons of fuel ethanol and
     *   12.1 pounds of gluten feed and
     *   2.7 pounds of gluten meal and
     *   1.8 pounds of corn oil.

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

         GERM. Germ is the seed-like pod at the bottom of the kernel in the center and is the source of corn oil. The germ is important for food, drug and industrial uses. About 50% of the germ is corn oil. After removal of the oil, germ becomes a component of corn gluten meal or corn gluten feed, and small amounts of oil are included in the various feed products.

         WATER. Approximately 15% of the kernel is water. It becomes part of the steepwater in which the refining is initiated. Steepwater is rich in vitamins, especially the B complex vitamins, and is used in animal feed. Corn steepwater is also used in the manufacture of antibiotics.

         PROCESSING. Corn is run through a process that generates the germ, gluten feed, gluten meal, and finally starch. The starch is then converted into ethanol or dry starch or further processed into sweeteners or other starch-based products.

         RECEIVING. MCP receives its corn by truck. Before acceptance, the corn is tested for quality. MCP has the right to refuse any shipment of corn if it does not meet its quality standards. Corn is inspected and cleaned twice to remove dust, chaff, and foreign materials before steeping. Each MCP facility has on-site storage capacity for approximately 1 million bushels of corn.

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

         GERM SEPARATION. Cyclone separators spin the low density corn germ out of the slurry. The germs, containing about 85% of corn's oil, are pumped onto screens and washed repeatedly to remove any starch left in the mixture. MCP sells its germ on a contract basis to oil processors, who then extract the oil from the germ. The oil is then refined and filtered into finished corn oil. The germ residue is saved as another useful component of animal feeds.

         GRINDING AND SCREENING. The corn and water slurry undergoes a second, more thorough grinding in an impact or attrition-impact mill to release the starch and gluten from the fiber in the kernel. The suspension of starch, gluten and fiber flows over fixed concave screens that catch fiber but allow starch and gluten to pass through. The fiber is collected, slurried, and screened again to reclaim any residual starch or protein, then piped to the feed house as a major ingredient of animal feeds. The starch-gluten suspension, called mill starch, is piped to the starch separators.

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

         STARCH CONVERSION. Starch, suspended in water, is liquefied in the presence of acid and/or enzymes that convert the starch to a low-dextrose solution. Treatment with another enzyme continues the conversion process. Throughout the process, refiners can halt acid or enzyme actions at key points to produce the right profile of sugars like dextrose and maltose to meet different needs. In some sweeteners the conversion of starch to sugars is halted at an early stage to produce low to medium sweetness. In others, the conversion is allowed to proceed until the sugar is nearly all dextrose. The sweetener product is refined in filters, centrifuges and ion-exchange columns, and excess water is evaporated. Corn sweeteners are sold directly in the form of heavy corn syrup or high fructose corn syrup.

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

PRODUCTS

         MCP's main product groups include corn sweeteners, ethanol, corn starches and feed co-products. Information about each of the product groups is provided below. For the fiscal period ended December 31, 2000, the approximate percentage of MCP's total sales for each product group was: corn sweeteners - 51%; ethanol - 27%; corn starches - 5% and feed co-products - 17%. These numbers are based on sales revenues.

CORN SWEETENERS

         HIGH FRUCTOSE CORN SYRUP. MCP produces two types of high fructose sweeteners: 42 and 55 High Fructose Corn Syrup. Both types share advantages -- stability, high osmotic pressure, and crystallization control -- but each offers special qualities to food and beverage manufacturers and consumers. 42 High Fructose Corn Syrup is popular in canned fruits, condiments and other processed foods that need mild sweetness that won't mask natural flavors. 55 High Fructose Corn Syrup has earned a commanding role in soft drinks, ice cream and frozen desserts.

         SYRUPS. Corn syrup is used in a variety of ways in food products. The most common use for corn syrup is as a sweetener for food products. However, corn syrups are adaptable to many uses and therefore have other less well known advantages. Corn syrups can depress the freezing point of frozen products to prevent crystal formation in ice cream and other frozen desserts. Because of its effect on viscosity, corn syrup is added to salad dressings and condiments to ensure the product pours at manageable rates. In lunch meat and hot-dogs, corn syrups provide the suspension to keep other ingredients evenly mixed, and, like other corn products, the basic syrups can improve textures and enhance colors without masking natural flavors, as in canned fruits and vegetables. MCP manufactures a number of corn syrups that offer a broad range of functionalities.

ETHANOL

         Ethanol has several major applications, including as an octane enhancer in fuels; as an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and as a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The implementation of the Federal Clean Air Act has made ethanol fuels the most important domestic renewable fuel, allowing the country to meet its environmental goals and reduce imports of petroleum based fuels. Ethanol used as a fuel oxygenate provides one of the easiest, lowest cost means to control carbon monoxide in problem areas.

STARCHES

         Starch is one of nature's important renewable resources and a mainstay of our food and industrial economy. Starches have a wide variety of uses. On average, each ton of paper produced in the United States uses 28 pounds of corn starch. Corn starches, and their cousins, dextrins (a roasted starch), are used in hundreds of adhesive applications. Special types of starches are used in oil exploration as part of the "drilling mud" which cools down superheated oil drilling bits. Starches are used as flocculating agents, anti-caking agents, mold-release agents, dusting powder and thickening agents. Literally thousands of supermarket staples are produced using both regular and specially modified starches. Many of today's instant and ready-to-eat foods are produced using starches which enable them to maintain the proper textural characteristics during freezing, thawing and heating. Starches are converted to sugar by breweries and used as the feedstock in beer production. Other starches are important ingredients in instant pie and pudding fillings which require little or no cooking compared to traditional formulations. The most promising new market for corn starches is as a raw material for the production of industrial chemicals and plastics which are today made from petroleum feedstocks. MCP manufactures and sells unmodified and slightly modified corn starches, with the majority of sales going into the corrugated, paper, brewing and food industries.

FEED CO-PRODUCTS

         MCP produces three major feed products: gluten meal, gluten feed and condensed fermented corn extractives (steepwater). Corn gluten meal supplies proteins, minerals, and energy in poultry feeds, while pet food processors value it for its high digestibility and low residue. Gluten feed is a source of digestable fiber, protein and minerals for ruminate animals. Steepwater is a liquid protein supplement for cattle and is also used as a binder in feed pellets.

GERM

         MCP also produces germ which is sold primarily for further processing into corn oil. It is also sold for feed usage.

DE-ICER PRODUCT

         MCP currently manufactures and markets a product known as Caliber for de-icing roadways.

PRODUCT QUALITY

         MCP believes that its ability to produce high quality products is a key competitive advantage over other industry participants. The American Institute of Baking ("AIB") annually inspects each production facility in the industry and numerically rates the plants so that industry users of corn products can measure and compare the quality of facilities. In 2000, each of MCP's plants earned a "Superior" rating for overall food safety levels, placing each among the top 5% within the food processing industry. In addition, customers have acknowledged MCP's superior quality through presentation of several quality awards.

SALES AND DISTRIBUTION

         Effective as of December 31, 2000, MCP and Corn Products International, Inc., formed a joint marketing company known as CornProductsMCP Sweeteners LLC ("CPMCP"). MCP and Corn Products International, Inc. sell their total United States supply of high fructose corn syrup (HFCS), glucose corn syrup and certain other liquid and dry products to CPMCP for marketing and distribution into the United States food and beverage markets. MCP and Corn Products International, Inc., each own 50% of CPMCP.

         Other than the products sold through CPMCP, MCP's products are sold directly by a staff of sales personnel located regionally across the United States. MCP also employs third-party resellers, primarily in the eastern and midwestern portions of the United States. MCP owns and operates an extensive distribution network which is located primarily west of the Mississippi River, providing MCP with cost and service advantages in this strategic geographic region. MCP's combined sales and distribution network allows it to effectively distribute its products to most areas of the United States by either rail or truck.

         MCP supplies a broad range of customers throughout the United States. No customer accounted for 10% or more of MCP's total net sales for the fiscal period ended December 31, 2000.

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

COMPETITION

         MCP faces intense competition from other corn processors, including Archer Daniels Midland, Cargill, Incorporated, and A.E. Staley Manufacturing. Most of MCP's products compete with virtually identical products and derivatives manufactured by other companies. Many of these competitors are substantially larger and have greater financial resources than MCP. Competition is generally based on price, product quality and customer service.

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

         The operations of MCP also are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality and underground fuel storage tanks. MCP believes it is currently in substantial compliance with environmental laws and regulations. Protection of the environment requires MCP to incur expenditures for equipment or processes. MCP is involved at various times in environmental inquiries or proceedings. If MCP were found to have violated federal, state or local environmental regulations, MCP could incur liability for cleanup costs, damage claims from third parties and civil or criminal penalties that could materially adversely affect its business. See Item 3 below.

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

EMPLOYEES

         At February 26, 2001, the total number of employees for MCP was 903. There were 134 in the Marshall Corporate Office, 261 in the Marshall Plant, 295 in the Columbus Plant, 15 in the elevators at Burr and Dovray combined and 198 in the Bulk Terminal locations, including the Oakland office. There are currently four collective bargaining agreements in place in the Bulk Terminal Division that cover a total of 34 employees.


ITEM 2. PROPERTIES

         MCP's principal headquarters are located in Marshall, Minnesota, situated on approximately 40 acres of land owned by MCP. In addition, MCP owns and operates two corn wet milling facilities located in Marshall, Minnesota on approximately 105 acres and Columbus, Nebraska on approximately 800 acres.

         MCP also owns 19 regional blending, storage and distribution stations ("Bulk Terminals"), of which ten are owned and nine are leased. These stations are located in California, Oregon, Washington, Utah, Arizona, Texas, Missouri, Louisiana, New Jersey, Colorado, Idaho, Pennsylvania, Calgary, Alberta, and Winnipeg, Manitoba in Canada.

         MCP also owns two grain elevator facilities used to supply corn to the Marshall, Minnesota facility. The elevators are located in Dovray and Burr, Minnesota.

         MCP's management believes the properties and facilities of MCP are adequate to support MCP's continuous business operations.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

         MCP received a Notice of Violation ("NOV") from U.S. EPA Region VII dated October 29, 1999, concerning operations at the Columbus, Nebraska facility. The NOV alleged that MCP was in violation of five environmental laws. The alleged violations relate to the maintenance of ethanol storage tanks, the failure to obtain necessary permits for the construction and operation of a starch dryer, violation of permit conditions regarding in-coming truck traffic, and the failure to perform "increment consumption" analysis in connection with its 1994 air permit application. MCP has responded to the alleged violations and has specifically denied the allegations relating to the failure to obtain the air permits required for the starch dryer and the failure to perform "increment consumption" analysis. MCP has also offered substantial mitigating evidence with respect to the other charges. On March 1, 2001, MCP received an Administrative Compliance Order and Complaint and Notice of Opportunity of Hearing from the EPA. The Administrative Compliance Order requires MCP to submit a modeling protocol and conduct modeling to correct an alleged Prevention of Significant Deterioration ("PSD") violation that stems from an incorrect baseline for certain pollutants contained in modeling submitted to support MCP's 1994 PSD permit Application to the Nebraska Department of Environmental Quality. The Complaint and Notice of Opportunity of Hearing assesses a fine of $264,000 for violations cited in the NOV. MCP is now in negotiations with EPA to resolve these matters. MCP does not expect the resolution of these matters to have a material adverse effect upon MCP's capital expenditures or net earnings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No meeting of security holders was held during the quarter ended December 31, 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

                      Fiscal Year         Transition Period
                    April 1, 1999 -        April 1, 2000 -
                    March 31, 2000        December 31, 2000
                    --------------        -----------------
                   High        Low         High        Low
                   ----        ---         ----        ---
1st Qtr.           $2.20      $1.81        $1.67      $1.05
2nd Qtr.           $2.20      $1.83        $1.43      $ .95
3rd Qtr.           $2.25      $1.26        $1.25      $ .75
4th Qtr.           $1.75      $1.33        $  --      $  --

         These numbers are based on the high and low selling price for each quarter. The units are not traded on a public market.

NUMBER OF UNIT HOLDERS

         MCP has 5,403 members.

DISTRIBUTIONS

         Unit holders are entitled to receive distributions of cash as may be declared by the board of directors. Distributions of cash are made to unit holders in proportion to the number of units owned. The holders of Class A units and Class B units are entitled to equivalent per unit distributions. The board of directors has the discretion to make distributions to holders of special financial interests in the aggregate amount of the stated amount of such interests. MCP may distribute its net income to members in the form of a cash distribution. Currently, MCP is required to withhold a portion of its annual earnings to meet loan covenant obligations.

         The following table constitutes value-added payments that were made to Minnesota Corn Processors, Inc., a Minnesota cooperative.

                 Payment Date           Amount Per Unit
                 ------------           ---------------

                 May 26, 1999               $.0250
                 May 31, 2000               $.0525
                 September 7, 2000          $.0275

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of MCP. This information has been derived from MCP's consolidated financial statements, which have been audited by Clifton Gunderson LLP, independent auditors.

         Certain amounts within the March 31, 1998, 1999, and 2000 financial statements have been reclassified to conform to the presentation of the December 31, 2000 financial statements. The reclassifications had no effect on net income
(loss).

         You should read the following financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Report Form 10-K as well as the consolidated financial statements and related notes that MCP included in item 8 of this Form 10-K.

                                                   Six Month                                      Nine Month
                                    Year End     Period Ended                                    Period Ended
                                   September 30,   March 31,         Year Ended March 31,        December 31,
                                       1996          1997 (1)    1998       1999        2000        2000 (2)
                                       ----          ----        ----       ----        ----        ----
(In Millions)
STATEMENT OF OPERATIONS DATA:
    Net revenues                     $    420     $    237    $    552    $    585    $    570    $    443
    Cost of product sold                  441          207         530         542         513         403
    Gross profits (loss)                  (21)          30          22          43          57          40
    Selling, general and
      administrative expenses              26           20          30          50          25          20
    Operating income (loss)               (47)          10          (8)         23          32          20
    Interest expense                       19           20          32          23          22          16
    Other income (expense)                  3           --          (5)          6           1           3
    Cum. Effect Acctg. Change                                                                            3
    Net income (expense)                  (63)         (10)        (45)          6          11          10
    Outstanding units of equity
      participation at year end          76.2        136.7       195.7       195.6       195.6       195.6
BALANCE SHEET DATA:
    Working capital (deficit)        $   (363)    $   (352)   $     43    $     65    $     71    $     78
    Total assets                          662          672         650         619         608         601
    Long-term debt                          6            1         295         291         271         257
    Member equity                         201          212         287         289         291         297
OTHER DATA:
    EBITDA (3)                       $    (16)    $     28    $     30    $     73    $     79    $     61
    Cash flow from (for)
      operations                          (94)          (4)         (3)         35          46          36
    Investing                            (206)         (15)        (13)        (16)        (19)        (19)
    Financing                             281           25           9         (12)        (25)        (24)
    Capital expenditures                  208           12          13          16          19          20

         (1) Fiscal year 1997 was a six-month period because MCP changed its fiscal year end from September 30 to March 31.

         (2) Due to the conversion from a cooperative to a limited liability company, MCP changed its fiscal year end to December 31 as of December 31, 2000. The nine months ended December 31, 2000 represent six months (July 1, 2000 through December 31, 2000) of operations of the limited liability company and the first three months of the 2001 fiscal year of the cooperative (April 1, 2000
- June 30, 2000).

         (2) EBITDA represents earnings (loss) before interest, income taxes, depreciation and amortization. It is presented to enhance an understanding of our operating results and ability to service debt and is not intended to represent cash flow or net earnings under Generally Accepted Accounting Principles. Our use of EBITDA may not be comparable to similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MCP operates as an agricultural processing and marketing business that operates corn wet milling facilities in Minnesota and Nebraska. Formed in 1980, MCP began wet milling operations in Marshall, Minnesota in 1983.

         On July 1, 2000, Minnesota Corn Processors, Inc., a Minnesota cooperative, converted to a Colorado limited liability company named Minnesota Corn Processors, LLC.

         The December 31, 2000 financial statements presented are for the nine-month period of April 1, 2000 through December 31, 2000. They include three months of operation of the Cooperative and six months operation of the limited liability company. As a result of the July 1, 2000 conversion to an LLC, MCP's fiscal year end is now December 31.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

         NET SALES. MCP's net sales for the nine-month period ended December 31, 2000 were $443.5 million, compared to net revenues of $569.6 million for the year ended March 31, 2000, or a difference of $126.1 million. Comparing nine months of revenue to a full year of revenue accounts for the majority of this difference. On an annualized basis, net revenues would actually show a slight increase over the previous year. Sweetener volumes on an annualized basis remained relatively flat, but there was some deterioration in net selling prices from a year ago. Feed co-product revenues were down primarily due to a decrease in the net selling price of corn germ. Ethanol revenues were up as a result of a significant increase in the net selling price per gallon.

         COST OF GOODS SOLD. Cost of goods sold was $403.3 million for the nine-month period ended December 31, 2000 compared to $512.9 million for the year ended March 31, 2000, or a difference of $109.6 million. The significant factor for this difference is comparing a full year of operations to nine months. Corn cost, on a per bushel basis, was up slightly. MCP's energy costs showed a substantial increase as a result of significantly higher natural gas prices. Electricity costs also showed some increase, while the remaining production expenses remained relatively stable.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $18.1 million for the nine-months ended December 31, 2000 compares to $25.1 million for the fiscal year ended March 31, 2000, or a difference of $7.0 million. On an annualized basis, this difference between the two years is minimal. Increases in wages and related costs and professional expenses have been offset by a decrease in bad debt expense. The reversal of a long-term reserve for bad debts accounts for the majority of the decrease in bad debt expense.

         NET OPERATING INCOME. Net operating income for the nine-month period ended December 31, 2000 decreased $9.6 million, compared to the fiscal year ended March 31, 2000. This is the result of change in net sales revenues of $126.1 million, the decrease of $109.5 million in cost of goods sold and the decrease of $4.7 million in selling, general and administrative expenses.

         OTHER INCOME/EXPENSE. Other expense for the nine-month period ended December 31, 2000 was $14.5 million, compared to $20.3 million for the fiscal year ended March 31, 2000, or a decrease of $5.8 million. The majority of the difference is due to comparing a nine-month period to a full fiscal year, especially with respect to the decrease in interest expense. On an annualized basis, the expected change in interest expense would be minimal.

         CUMULATIVE EFFECT OF CHANGE. MCP's initial adoption of Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities", resulted in the Company recording $2.9 million of income as a cumulative effect of a change in an accounting principle. This amount is based on the fair value of the Company's derivative financial instruments used to hedge feed co-products as of July 1, 2000. The cumulative adjustment of the effective hedge contracts recorded in other comprehensive income was a loss of $16,978,319 as of July 1, 2000.

         NET INCOME. Net income for the nine-month period ended December 31, 2000 was $10.1 million compared to $11.1 million for the fiscal year ended March 31, 2000. The $1 million difference is the result of the decrease in net operating income of $9.6 million, offset by the decrease in other expense of $5.8 million and the recording of the cumulative effect of change in accounting principle of $2.9 million.


LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 2000 the Company's total assets were $601.0 million, as compared to $608.4 million at March 31, 2000. Current assets increased by $9.1 million, with the majority of the increase resulting from increased grain inventories at the Company's grain elevators. Net property and equipment decreased $13.6 million, primarily as a result of recording depreciation expense in excess of new capital additions.

         Cash flows for the nine months were used to fund operating expenses, capital projects, value added payments and debt prepayments. Net cash flows from operating activities were $35.7 million. Cash used for investing activities totaled $18.9 million, reflecting normal capital expenditures for the plants, as well as other capital expenditures, offset by the proceeds received from the sale of the Company's Emeryville, CA transfer terminal. The $24.5 million of cash used for financing activities was for value added payments of $13.2 million to MCP's members as well as the prepayment of $18.6 million in long-term debt.

         The Company's senior notes outstanding were $260 million at December 31, 2000 compared to $271 million at March 31, 2000. In addition to its senior notes, the Company has a $50 million revolving line of credit facility on which there was no activity at either year end.

         It is expected that the total cost to complete the construction in progress at December 31, 2000, will approximate $13,400,000.


FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         NET SALES. MCP's net revenues for fiscal year 2000 were $569.6 million. This compares to $585.0 million of net revenues in fiscal year 1999, or a decrease of $15.4 million. Increased revenues of $12.9 million in sweetener sales, due primarily to price increases, were offset by reduced revenues from ethanol and feed co-products of $23.3 million. Reduced sweetener volumes and margins through the LSI bulk terminals accounted for the majority of the remaining decrease in revenues.

         COST OF GOODS SOLD. Cost of goods sold decreased $28.8 million from $541.7 million in fiscal year 1999 to $512.9 million in fiscal year 2000. Decreases in corn costs of $42.0 million were offset by increases in other manufacturing costs, including utilities, natural gas and labor. Costs for the bulk terminals remained relatively flat from year to year.

         SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $20.8 million in 1999 to $25.1 million in 2000, an increase of $4.3 million. Increases in rents, wages and benefits, professional fees, travel expense and the reserve for bad debts accounted for over 70% of the overall increase.

         NET OPERATING INCOME. Net operating income increased $9.1 million from $22.6 million in 1999 to $31.7 million in 2000. The decrease in sales revenues of $15.4 million, the increase in selling, general and administrative expenses of $4.3 million, and the decrease in cost of goods sold, accounted for the improvement in operating income.

         OTHER INCOME/EXPENSE. Other expense increased from $16.8 million in 1999 to $20.3 million in 2000. In 1999 MCP recorded the reversal of a loss estimate on a sales contract in the amount of $3.3 million. There was no similar income item recorded in 2000. Interest expense decreased $1.2 million in fiscal 2000 as a result of prepaying $20 million of debt. Interest and other income decreased $2.2 million from 1999 to 2000. This was primarily due to MCP's no longer receiving a patronage dividend from the St. Paul Bank for Cooperatives.

         NET INCOME. Net income increased from $5.8 million in 1999 to $11.1 million in 2000, or an increase of $5.3 million. The increase in net operating income of $9.1 million was offset by the increase of $3.5 million in other income and $0.3 million in income taxes.

FORWARD-LOOKING STATEMENTS

MCP AND ITS REPRESENTATIVES MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS MADE IN THIS REPORT, THAT REPRESENT MCP'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS, INCLUDING STATEMENTS REGARDING FUTURE SALES, FUTURE PROFIT PERCENTAGES AND OTHER RESULTS OF OPERATIONS, THE CONTINUATION OF HISTORICAL TRENDS, THE SUFFICIENCY OF CASH BALANCES AND CASH GENERATED FROM OPERATING AND FINANCING ACTIVITIES FOR MCP'S FUTURE LIQUIDITY AND CAPITAL RESOURCE NEEDS, AND THE EFFECTS OF ANY REGULATORY CHANGES. SUCH STATEMENTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. MCP CAUTIONS YOU THAT ANY FORWARD-LOOKING STATEMENTS MADE BY MCP IN THIS REPORT, IN OTHER REPORTS FILED BY MCP WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN OTHER ANNOUNCEMENTS BY MCP ARE QUALIFIED BY CERTAIN RISKS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE
FOLLOWING:

MCP OPERATES IN AN INTENSIVELY COMPETITIVE INDUSTRY.

         MCP operates within highly competitive markets. In the United States, MCP competes with other corn processors or refiners, including Archer Daniels Midland Company, Cargill, and A.E. Staley Manufacturing Company, a subsidiary of Tate & Lyle, PLC. Some of our competitors are divisions of larger enterprises and may have greater financial resources than we do. Many of our products also compete with products made from raw materials other than corn. For example, high fructose corn syrup competes principally with cane and beet sugar, and ethanol competes with Methyl Tert-Butyl Ether, a petroleum based fuel oxygenate, and other oxygenate and compliance alternatives. MCP believes the principal competitive factors in our markets are supply and demand, price, product quality and service.

MCP'S BUSINESS IS SENSITIVE TO CORN PRICES, AND WHEN CORN PRICES INCREASE, MCP GENERALLY CANNOT PASS ON THESE INCREASES TO ITS CUSTOMERS.

         Changes in the price of corn can significantly affect our business. In general, rising corn prices produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The price fluctuation in corn prices over the twenty-year period from 1980 through 2000, based on monthly futures data, has ranged from a low of $1.42 per bushel to a high of $5.55 per bushel.

         The price of corn is influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic government farm and international policies, and global demand and supply. The significance and relative impact of these factors on the price of corn is difficult to predict. Factors such as severe weather or crop disease could have an adverse impact on our business because we may be unable to pass on higher corn costs to our customers. Any events that tend to negatively impact the supply of corn will tend to increase prices and potentially harm our business.

DEBT SERVICE AND RESTRICTIVE LOAN COVENANTS COULD REDUCE DISTRIBUTIONS TO
MEMBERS.

         As of December 31, 2000, MCP's long-term debt was approximately $260 million. It is possible MCP's leverage and debt service requirements may make MCP more vulnerable to economic or market downturns. If MCP is unable to service its indebtedness, it may be forced to reduce or delay planned capital expenditures, sell assets, restructure indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be implemented on satisfactory terms, if at all. In addition, the terms of MCP's existing debt instruments contain restrictive, financial and maintenance covenants. These covenants, among other things, place limits on our ability to make cash distributions to members. For example, cash distributions may not exceed 80% of our net earnings in any given year, unless specific financial ratios are satisfied.

MCP'S BUSINESS IS SUBJECT TO EXTENSIVE ENVIRONMENTAL AND FOOD REGULATION AND COMPLYING WITH THESE REGULATIONS CAN BE COSTLY AND UNPREDICTABLE.

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

HEDGING TRANSACTIONS INVOLVE RISKS THAT CAN HARM OUR BUSINESS.

         In an attempt to minimize the effects of the volatility of corn costs on operating profits, we take hedging positions in the corn futures markets. The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient products to utilize all of the corn for which MCP has futures contracts. Although we attempt to link our hedging activities to sales plans and pricing activities, occasionally such hedging activities can themselves result in losses. There can be no assurance that such losses will not recur.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITIES

         The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and international) farm programs and policies, shifts in global demand created by population growth changes in standards of living, and global production of similar crops. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging its inventories and related purchase and sale contracts. In addition, the Company from time to time will hedge portions of its production requirements. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity.

         On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." The Company uses derivative financial instruments to minimize the exposure of price risk related to corn and natural gas purchases used in the manufacturing process, and price risk in the sales of feed co-products. The derivative financial instruments consist of open futures contracts on established futures exchanges and are valued at fair value in the December 31, 2000 balance sheet, net of margin deposits.

         The contracts used to mitigate the price risk related to corn and natural gas purchases are designated as effective cash flow hedges for a portion of the corn and natural gas usage over the next twelve months. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, and are reclassified into net income in the month in which the purchases being hedged are recognized or if the hedge is determined to be ineffective. At December 31, 2000, the Company had a balance of $230,251 of unrealized losses related to future transactions, which is expected to be recognized in earnings within the next twelve months. The ineffective portion of these hedges recognized in net income during the six months ended December 31, 2000 was a loss of $38,750. The cumulative adjustment of these contracts was to record a loss of $16,978,319 in other comprehensive income at July 1, 2000.

         The contracts used to mitigate the price risk related to sales of feed co-products are not designated and accounted for as effective cash flow hedging instruments, and therefore the related unrealized gains and losses are recorded in net earnings monthly. The cumulative adjustment of these contracts was to record a gain of $2,867,405 at July 1, 2000.

         To obtain a proper matching of revenue and expense, gains or losses arising from open and closed effective cash flow hedging transactions are included in inventories as a cost of the commodities and reflected in the statement of earnings when the product is sold.

         A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its commodity position. The Company's daily net commodity position consists of inventories, related purchase and sale contracts, and exchange traded contracts, including those to hedge portions of production requirements. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The results of this analysis, which may differ from actual results, are as follows.

                            March 31, 2000                December 31, 2000
                      Fair Value     Market Risk      Fair Value     Market Risk
                      ----------     -----------      ----------     -----------
     Long Position    $20,627,984    $2,062,798       $14,336,550    $1,433,655


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Minnesota Corn Processors, LLC
Marshall, Minnesota

We have audited the accompanying balance sheets of Minnesota Corn Processors, LLC as of December 31, 2000 and March 31, 2000, and the related statements of operations, member equities, and cash flows for the nine months ended December 31, 2000 and years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minnesota Corn Processors, LLC as of December 31, 2000 and March 31, 2000, and the results of its operations and its cash flows for the nine months ended December 31, 2000 and years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", on July 1, 2000.

/S/ Clifton Gunderson LLP

Marshfield, Wisconsin
February 9, 2001

                         MINNESOTA CORN PROCESSORS, LLC
                                 BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2000

                                     ASSETS

                                                            DECEMBER 31, 2000      MARCH 31, 2000
                                                            -----------------      --------------
CURRENT ASSETS
      Cash and cash equivalents                                 $   2,875,403       $  10,526,934
      Receivables                                                  63,076,343          60,338,482
      Inventories                                                  50,121,420          37,346,047
      Prepaids and other assets                                     4,351,792           8,218,314
      Fair value of derivatives                                     5,113,855                  --
                                                                -------------       -------------

               Total current assets                               125,538,813         116,429,777
                                                                -------------       -------------


INVESTMENTS AND OTHER ASSETS
      Investments                                                  10,488,470          10,381,232
      Deferred debt refinancing costs                               2,809,949           2,989,949
      Cash surrender value of life insurance                          155,639             142,520
      Non-current receivables                                         153,542           2,606,308
      Non-current prepaids                                          1,337,690           1,499,689
      Goodwill                                                      5,236,542           5,522,752
                                                                -------------       -------------

               Total investments and
                   other assets                                    20,181,832          23,142,450
                                                                -------------       -------------


PROPERTY AND EQUIPMENT                                            737,744,974         718,093,905
      Less accumulated depreciation                               282,503,226         249,283,249
                                                                -------------       -------------

               Net property and equipment                         455,241,748         468,810,656
                                                                -------------       -------------




TOTAL ASSETS                                                    $ 600,962,393       $ 608,382,883
                                                                =============       =============

                         LIABILITIES AND MEMBER EQUITIES

                                                            DECEMBER 31, 2000      MARCH 31, 2000
                                                            -----------------      --------------
CURRENT LIABILITIES
      Short-term notes payable                                  $     116,960       $     735,418
      Current portion of long-term debt                             3,866,002             551,169
      Accounts payable - grain                                      8,444,574           4,776,020
      Accounts payable - other                                     21,935,924          21,111,949
      Value added payable                                                  --           8,677,116
      Income taxes payable                                            275,000              64,500
      Accrued payroll costs                                         3,592,413           3,767,602
      Accrued real estate taxes                                     2,105,000           2,446,000
      Accrued interest                                              5,441,904           1,782,701
      Accrued expenses and taxes                                    1,522,265           1,633,690
                                                                -------------       -------------

               Total current liabilities                           47,300,042          45,546,165

LONG TERM DEBT                                                    256,549,930         270,623,814
DEFERRED COMPENSATION                                                 187,258             728,282
                                                                -------------       -------------

               Total liabilities                                  304,037,230         316,898,261
                                                                -------------       -------------

MEMBER EQUITIES
      Class A Units                                               176,109,895                  --
      Class B Units                                               121,030,330                  --
      Units of equity participation certificates                           --         247,006,471
      Non-voting units of equity participation                             --         119,790,000
      Contributed capital                                                  --           1,007,789
      Unallocated capital deficit                                          --         (61,335,287)
      Non-qualified patronage refunds                                      --           3,849,171
      Loss allocated to members                                            --         (18,833,522)
      Accumulated other comprehensive income:
          Net unrealized loss on fair value of derivatives           (230,251)                 --
          Unrealized gain on foreign currency translation              15,189                  --
                                                                -------------       -------------

               Total member equities                              296,925,163         291,484,622
                                                                -------------       -------------

TOTAL LIABILITIES AND MEMBER
      EQUITIES                                                  $ 600,962,393       $ 608,382,883
                                                                =============       =============

       These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

                         MINNESOTA CORN PROCESSORS, LLC
                            STATEMENTS OF OPERATIONS
   NINE MONTHS ENDED DECEMBER 31, 2000 AND YEARS ENDED MARCH 31, 2000 AND 1999

                                                       NINE MONTHS ENDED      YEAR ENDED        YEAR ENDED
                                                       DECEMBER 31, 2000    MARCH 31, 2000    MARCH 31, 1999
                                                       -----------------    --------------    --------------
NET SALES, STORAGE, AND HANDLING
      CHARGES                                            $ 443,461,268      $ 569,634,259      $ 585,022,957

COST OF GOODS                                              403,283,172        512,864,278        541,667,383
                                                         -------------      -------------      -------------

              Gross profit                                  40,178,096         56,769,981         43,355,574

SELLING, GENERAL, AND ADMINISTRATIVE
      EXPENSES                                              19,460,634         24,148,524         20,911,335

PROVISION FOR DOUBTFUL ACCOUNTS                             (1,331,578)           941,494           (127,486)
                                                         -------------      -------------      -------------

              Net operating income                          22,049,040         31,679,963         22,571,725
                                                         -------------      -------------      -------------

OTHER INCOME (EXPENSE)
      Interest expense                                     (16,031,902)       (21,979,662)       (23,170,643)
      Interest and other income (net)                          686,023            880,728          3,077,580
      Gain on disposal of property and equipment               875,386            793,799             15,287
      Gain on sales contract                                        --                 --          3,268,000
                                                         -------------      -------------      -------------

              Total other expenses                         (14,470,493)       (20,305,135)       (16,809,776)
                                                         -------------      -------------      -------------

              Net income before income taxes                 7,578,547         11,374,828          5,761,949

PROVISION FOR INCOME TAXES                                     352,022            251,191            (69,267)
                                                         -------------      -------------      -------------

              Net income before cumulative effect of
                  change in accounting principle             7,226,525         11,123,637          5,831,216

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                   2,867,405                 --                 --
                                                         -------------      -------------      -------------

NET INCOME                                               $  10,093,930      $  11,123,637      $   5,831,216
                                                         =============      =============      =============

       These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

                         MINNESOTA CORN PROCESSORS, LLC
                          STATEMENTS OF MEMBER EQUITIES
   NINE MONTHS ENDED DECEMBER 31, 2000 AND YEARS ENDED MARCH 31, 2000 AND 1999

                                              UNITS OF EQUITY    NON-VOTING                     UNALLOCATED    NON-QUALIFIED
                                               PARTICIPATION  UNITS OF EQUITY   CONTRIBUTED       CAPITAL        PATRONAGE
                                               CERTIFICATES    PARTICIPATION      CAPITAL         DEFICIT         REFUNDS
                                               -------------   -------------   -------------   -------------   -------------
BALANCE, MARCH 31, 1998                        $ 246,858,933   $ 119,790,000   $   1,007,789   $ (62,787,706)  $   3,849,171

Payments by members                                       --              --              --              --              --
March 31,1999 allocation of net income                    --              --              --       5,081,216              --
Value added                                               --              --              --      (4,140,000)             --
Transfers                                            147,538              --              --        (208,018)             --
Equity retirements                                        --              --              --         (16,701)             --
                                               -------------   -------------   -------------   -------------   -------------

BALANCE, MARCH 31, 1999                          247,006,471     119,790,000       1,007,789     (62,071,209)      3,849,171

Payments by members                                       --              --              --              --              --
March 31, 2000 allocation of net income                   --              --              --       9,533,765              --
Value added                                               --              --              --      (8,677,116)             --
Transfers                                                 --              --              --          (7,954)             --
Equity retirements                                        --              --              --        (112,773)             --
                                               -------------   -------------   -------------   -------------   -------------

BALANCE, MARCH 31, 2000                          247,006,471     119,790,000       1,007,789     (61,335,287)      3,849,171
                                               -------------   -------------   -------------   -------------   -------------

December 31, 2000 allocation of net income                --              --              --       5,125,675              --

Other comprehensive income:
    Unrealized loss on derivatives:
        Cumulative effect of adopting FAS 133             --              --              --              --              --
        Gain arising during period                        --              --              --              --              --
        Reclassification adjustment                       --              --              --              --              --
     Unrealized gain on foreign currency
        translation                                       --              --              --              --              --


       Total comprehensive income                         --              --              --              --              --


Payment by members                                        --              --              --              --              --
Value added                                               --              --              --      (4,523,870)             --
Equities repurchased                                      --              --              --          (5,699)             --
Conversion to Limited Liability Company         (247,006,471)   (119,790,000)     (1,007,789)     60,739,181      (3,849,171)
                                               -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2000                     $          --   $          --   $          --   $          --   $          --
                                               =============   =============   =============   =============   =============

[WIDE TABLE CONTINUED FROM ABOVE]

                                                   LOSS                                    ACCUMULATED OTHER
                                                 ALLOCATED       CLASS A        CLASS B      COMPREHENSIVE
                                                TO MEMBERS        UNITS          UNITS          INCOME           TOTAL
                                               -------------   -------------  -------------  -------------   -------------
BALANCE, MARCH 31, 1998                        $ (21,534,536)  $          --  $          --  $          --   $ 287,183,651

Payments by members                                   58,301              --             --             --          58,301
March 31,1999 allocation of net income               750,000              --             --             --       5,831,216
Value added                                               --              --             --             --      (4,140,000)
Transfers                                             60,480              --             --             --              --
Equity retirements                                        --              --             --             --         (16,701)
                                               -------------   -------------  -------------  -------------   -------------

BALANCE, MARCH 31, 1999                          (20,665,755)             --             --             --     288,916,467

Payments by members                                  125,453              --             --             --         125,453
March 31, 2000 allocation of net income            1,589,872              --             --             --      11,123,637
Value added                                               --              --             --             --      (8,677,116)
Transfers                                                 --              --             --             --          (7,954)
Equity retirements                                   116,908              --             --             --           4,135
                                               -------------   -------------  -------------  -------------   -------------

BALANCE, MARCH 31, 2000                          (18,833,522)             --             --             --     291,484,622
                                               -------------   -------------  -------------  -------------   -------------

December 31, 2000 allocation of net income           833,822       2,894,103      1,240,330             --      10,093,930

Other comprehensive income:
    Unrealized loss on derivatives:
        Cumulative effect of adopting FAS 133             --              --             --    (16,978,319)    (16,978,319)
        Gain arising during period                        --              --             --      4,650,500       4,650,500
        Reclassification adjustment                       --              --             --     12,097,568      12,097,568
     Unrealized gain on foreign currency
        translation                                       --              --             --         15,189          15,189
                                                                                                             -------------

       Total comprehensive income                         --              --             --             --       9,878,868
                                                                                                             -------------

Payment by members                                    40,344          49,277             --             --          89,621
Value added                                            1,621              --             --             --      (4,522,249)
Equities repurchased                                      --              --             --             --          (5,699)
Conversion to Limited Liability Company           17,957,735     173,166,515    119,790,000             --              --
                                               -------------   -------------  -------------  -------------   -------------

BALANCE, DECEMBER 31, 2000                     $          --   $ 176,109,895  $ 121,030,330  $    (215,062)  $ 296,925,163
                                               =============   =============  =============  =============   =============

                         MINNESOTA CORN PROCESSORS, LLC
                            STATEMENTS OF CASH FLOWS
   NINE MONTHS ENDED DECEMBER 31, 2000 AND YEARS ENDED MARCH 31, 2000 AND 1999

                                                                    NINE MONTHS ENDED      YEAR ENDED        YEAR ENDED
                                                                    DECEMBER 31, 2000    MARCH 31, 2000    MARCH 31, 1999
                                                                    -----------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                      $  10,093,930      $  11,123,637      $   5,831,216
      Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                  34,675,391         45,735,486         44,485,669
          Unrealized gains (net) on derivatives and investments          (3,489,849)                --                 --
          Investment impairment loss                                             --            423,555          1,400,000
          Non-cash patronage refunds received                                    --               (122)        (2,599,589)
          Gain on disposal of equipment                                    (875,386)          (793,799)           (15,287)
          Sales proceeds applied to purchase of investments                      --                 --           (143,407)
          Provision for doubtful accounts                                (1,331,578)           941,494           (127,486)
          Change in operating assets and liabilities:
              Receivables                                                 1,046,483        (13,942,714)         4,054,282
              Inventories                                               (12,775,373)         2,070,164          5,219,546
              Cash surrender value of life insurance                        (13,119)             3,480            103,800
              Prepaids and other assets                                  (1,444,999)         2,298,091            972,348
              Margin deposits                                             3,541,526         (2,819,746)         1,537,087
              Accounts payable - grain                                    3,668,554         (1,235,390)        (5,373,934)
              Accounts payable - other                                      (71,040)         1,651,918        (20,055,585)
              Accrued payroll costs                                        (175,189)           956,986           (315,534)
              Accrued real estate taxes                                    (341,000)          (252,340)          (206,512)
              Accrued interest                                            3,659,203            (25,036)          (141,674)
              Accrued expenses and taxes, other than income taxes          (111,425)           490,141            907,799
              Income taxes recoverable/payable - current
                  and deferred                                              210,500           (234,115)               311
              Deferred compensation                                        (541,024)           (56,718)          (290,727)
                                                                      -------------      -------------      -------------

                  Net cash provided by operating activities              35,725,605         46,334,972         35,242,323
                                                                      -------------      -------------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property and equipment                               (19,998,626)       (18,767,648)       (13,932,100)
      Proceeds from disposal of property and equipment                    1,236,754          2,416,815            266,201
      Net repayments of notes receivable from employees,
          affiliates and others                                                  --                 --              8,684
      Purchase of Liquid Corn, Inc.                                              --         (2,889,067)          (509,720)
      Investments purchased                                                (122,312)                --                 --
                                                                      -------------      -------------      -------------

                  Net cash used by investing activities                 (18,884,184)       (19,239,900)       (14,166,935)
                                                                      -------------      -------------      -------------

                                                                    NINE MONTHS ENDED      YEAR ENDED        YEAR ENDED
                                                                    DECEMBER 31, 2000    MARCH 31, 2000    MARCH 31, 1999
                                                                    -----------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on short-term borrowings                      $    (618,458)     $    (679,955)     $(104,538,602)
     Short-term borrowings                                                       --                 --         97,986,799
     Long-term borrowings                                                 7,800,000                 --         97,700,000
     Principal payment on long-term debt                                (18,559,051)       (20,480,813)      (104,398,071)
     Loss allocation payments from members                                   89,621            125,453             58,301
     Value added                                                        (13,221,058)        (4,112,832)                --
     Equity adjustments                                                      15,994            (30,987)           (16,701)
                                                                      -------------      -------------      -------------

                 Net cash used by financing activities                  (24,492,952)       (25,179,134)       (13,208,274)
                                                                      -------------      -------------      -------------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    (7,651,531)         1,915,938          7,867,114


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             10,526,934          8,610,996            743,882
                                                                      -------------      -------------      -------------


CASH AND CASH EQUIVALENTS, END OF YEAR                                $   2,875,403      $  10,526,934      $   8,610,996
                                                                      =============      =============      =============


SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                    $  12,204,931      $  21,897,457      $  23,194,460
     Income taxes (recovered) paid                                          279,509            589,190            (69,578)


NONCASH ACTIVITY
     Investments purchased through sales of product                   $          --      $          --      $     143,407
     Property and equipment acquired through debt financing
         and accounts payable                                               500,000          1,862,248          1,431,744

        These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

                         MINNESOTA CORN PROCESSORS, LLC
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


Minnesota Corn Processors ("the Company") (MCP) was a member owned Cooperative incorporated in Minnesota for the purpose of producing value added corn related products for its members. The Company produces unmodified corn syrup, high fructose corn syrup, corn starch, fuel ethanol, and feed co-products.

Liquid Sugars, Inc. (LSI), which was a wholly owned subsidiary of MCP, was a sweetener blending and storage operation, which provided its products to various types of customers (including food processors) located primarily in the Western United States.

Grower Procurement Agency (GPA), an agency of the members of MCP, was formed to assemble, procure, and supply corn to MCP on behalf of its membership. The Board of Directors consisted of employees of MCP, and it leased facilities and employees from MCP. Because of the control which MCP had over the operations of GPA, this entity was also consolidated.

Effective July 1, 2000, the members of Minnesota Corn Processors voted to convert the cooperative to a Limited Liability Company incorporated in Colorado. Concurrent with this conversion, Liquid Sugars, Inc. was merged into Minnesota Corn Processors, while the controlled entity of Grower Procurement Agency was dissolved. Minnesota Corn Processors, LLC performs the operations previously performed by LSI and GPA.

As a result of the conversion to a Limited Liability Company, the Company changed its fiscal year end from March 31 to December 31.


PRINCIPLES OF CONSOLIDATION

Prior to July 1, 2000, the financial statements were consolidated and included the accounts of MCP, and its wholly owned subsidiary, LSI, and its controlled entity, GPA. All significant intercompany accounts and transactions were eliminated.


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


CREDIT POLICY

The Company sells its product primarily to the petroleum industry, food processors, farmers and ranchers, breweries, bakeries, the paper industry, and soft drink companies on terms it establishes for each customer. Credit sales are made throughout the United States and, to a much lesser degree, in Canada.

                         MINNESOTA CORN PROCESSORS, LLC
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


REVENUE RECOGNITION POLICY

Revenues are recognized at the time product is shipped to customers, net of freight charges, except for consigned inventories where the revenue is recognized at the time the shipment is used by the customer. Freight costs charged against net sales totaled $11,388,877, $14,142,062 and $14,664,200 for the periods ended December 31, 2000, March 31, 2000, and March 31, 1999.


CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments in debt instruments of other entities, with a maturity date of less than three months at the date of purchase, to be cash equivalents.


INVENTORIES

Finished goods and goods in process of manufacture are valued at the lower of average cost or net realizable value. Unprocessed corn and repair parts are valued at the lower of cost or net realizable value. Chemicals, raw material supplies, and coal are valued at the lower of cost or market. All inventory valuations assume a first-in, first-out flow of goods. Commodities at the grain elevators are valued at market price, adjusted for net unrealized gains and losses on open purchase and sales contracts.


DERIVATIVES

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards
(SFAS) 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." The Company uses derivative financial instruments to minimize the exposure of price risk related to corn and natural gas purchases used in the manufacturing process, and price risk in the sales of co-products. The derivative financial instruments consist of open futures contracts on established board of trades and are valued at fair value in the December 31, 2000 balance sheet, net of margin deposits.

The contracts used to mitigate the price risk related to corn and natural gas purchases are designated as effective cash flow hedges for a portion of the corn and natural gas usage over the next twelve months. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, and are reclassified into net income in the month in which the purchases being hedged are recognized or if the hedge is determined to be ineffective. At December 31, 2000, the Company had a balance of $230,251 of unrealized losses related to future transactions, which is expected to be recognized in earnings within the next twelve months. The ineffective portion of these hedges recognized in net income during the six months ended December 31, 2000 was a loss of $38,750. The cumulative adjustment of these contracts was to record a loss of $16,978,319 in other comprehensive income at July 1, 2000.

The contracts used to mitigate the price risk related to sales of co-products are not designated and accounted for as hedging instruments, and therefore the related unrealized gains and losses are recorded in net earnings monthly. The cumulative adjustment of these contracts was to record a gain of $2,867,405 at July 1, 2000.

                         MINNESOTA CORN PROCESSORS, LLC
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


INVESTMENTS

Investments are principally in CoBank (formerly known as St. Paul Bank). They are recorded at original cost, plus the face value of equities received as patronage refunds. The face value of equities redeemed by CoBank is deducted from the investment balance. The investments are not transferable. No cash is received until such time as redeemed at the discretion of the other Company. Patronage refunds and redemptions are recorded in the year received. If a permanent impairment in value is deemed to have occurred, the investment value is reduced and a loss is reported in the statement of operations.


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


GOODWILL

Goodwill resulting from the purchase price of net assets in excess of fair market value is being amortized on a straight-line basis over various lives as follows:

     LSI                                                         15 years
     Liquid Corn, Inc. - Nebraska                                 7 years
     Dovray Elevator                                              7 years

Amortization expense for the periods ended December 31, 2000, March 31, 2000, and March 31, 1999, was $486,209, $379,531, and $295,282, respectively.
Accumulated amortization was $1,751,582 and $1,265,373 at December 31, 2000 and March 31, 2000, respectively.

                         MINNESOTA CORN PROCESSORS, LLC
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


DEFERRED DEBT REFINANCING COST

The debt refinancing costs relate to a restructuring of debt completed during fiscal 1997/98. The asset is carried at cost and is being amortized over a 15-year period using the straight-line method. Amortization expense for the periods ended December 31, 2000, March 31, 2000, and March 31, 1999, was $180,000, $240,000, and $240,000, respectively. Accumulated amortization was $800,000 and $620,000 at December 31, 2000 and March 31, 2000, respectively.


LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, which is entitled Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current estimates, management does not believe impairment of operating properties is present.


PENSION PLANS

The Company makes payments under a defined contribution plan for the benefit of substantially all nonunion employees. The Company matches 50% of each employee's 401(k) contributions up to a 6% deferral election. Effective April 1, 1999, a Money Purchase Pension program, which is fully funded by the Company at 3% of employee wages, was adopted. The Company is committed to a minimum contribution of 2% of net income for these plans. Pension costs charged to operations on the accrual basis for the periods ended December 31, 2000, March 31, 2000, and March 31, 1999, amounted to $1,398,263, $1,614,410, and $547,949, respectively.

A portion of the Company's employees are covered by a collective bargaining agreement. The Company contributes to the union employees' pension plan in accordance with the terms of the collective bargaining agreement.


DEFERRED COMPENSATION

The Company maintains non-qualified deferred compensation agreements with certain of its employees. The present value of the future payments amounted to $187,258 and $728,282 at December 31, 2000 and March 31, 2000, respectively. The increase in future benefits attributable to these agreements is expensed yearly. Life insurance contracts and investments have been acquired to fund most of these deferred compensation arrangements.

                         MINNESOTA CORN PROCESSORS, LLC
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


INCOME TAXES

Effective July 1, 2000, the Company converted to a limited liability company. In lieu of corporate income taxes, the members of the Company are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements after June 30, 2000. When significant, a provision for various state income and franchise taxes is recorded.

Prior to July 1, 2000, the Company (as a cooperative) was subject to federal and various state income taxes and was permitted a deduction from taxable income for the portion of the net proceeds refunded to patrons in the form of qualified patronage refunds, if any, or value added payments. Consolidated tax returns were filed for federal income tax purposes.

Deferred income taxes arose from the difference in reported bases of assets and liabilities for financial and tax accounting. Deferred taxes were classified as current or non-current depending on the classification of the asset and liabilities to which they relate. Deferred tax assets were reduced by a valuation allowance if it was deemed more likely than not that some or all of the deferred tax assets would not be realized. The principal sources of differences were property and equipment depreciation methods and non-deductible items, such as the allowance for doubtful accounts, vacation pay accruals, and deferred compensation.




 This information is an integral part of the accompanying financial statements.

                         MINNESOTA CORN PROCESSORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


NOTE 1 - RECEIVABLES

Balance sheet totals comprise the following elements:

                                                         DECEMBER 31, 2000    MARCH 31, 2000
                                                         -----------------    --------------
Notes receivable                                         $        179,366   $       1,307,699
Trade accounts                                                 58,106,748          59,091,017
Other - primarily sales tax refunds
     and ethanol production credits                             5,643,771           4,746,074
Allowance for doubtful accounts                                  (700,000)         (2,200,000)
                                                         ----------------   -----------------

TOTAL RECEIVABLES                                        $     63,229,885   $      62,944,790
                                                         ================   =================

Balance sheet classification:
     Current assets                                      $     63,076,343   $      60,338,482
     Non-current assets                                           153,542           2,606,308
                                                         ----------------   -----------------

TOTAL                                                    $     63,229,885   $      62,944,790
                                                         ================   =================


NOTE 2 - INVENTORIES

Principal elements of inventories were as follows:

                                                         DECEMBER 31, 2000    MARCH 31, 2000
                                                         -----------------    --------------
Grain at elevators                                       $     11,592,430   $               -
Unprocessed corn                                                3,051,031           3,610,935
Chemicals, raw material supplies, and coal                      6,064,375           5,411,454
Goods in process of manufacture                                 2,104,079           1,876,266
Finished goods                                                 13,272,824          11,560,775
Repair parts                                                   10,672,841          11,556,991
Sweetener - bulk and specialty products                         3,363,840           3,329,626
                                                         ----------------   -----------------

TOTAL INVENTORIES                                        $     50,121,420   $      37,346,047
                                                         ================   =================

                         MINNESOTA CORN PROCESSORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


NOTE 3 - INVESTMENTS

Investments are nearly all in stock of CoBank (formerly known as St. Paul Bank). The stock was acquired under the terms of the Company's prior loan agreement with the bank and through patronage refunds received from the bank.


NOTE 4 - PROPERTY AND EQUIPMENT

The Company's investment in property and equipment is recorded in the balance sheet at cost. The principal elements of the totals shown in the balance sheet are as follows:

                                                         DECEMBER 31, 2000    MARCH 31, 2000
                                                         -----------------    --------------
Land and public improvements                             $      6,862,892   $       6,485,386
Land improvements                                               7,771,046           7,809,731
Buildings and leasehold improvements                          121,336,514         117,269,922
Equipment                                                     564,621,582         562,921,544
Railroad, switch engine, and rail cars                         12,329,224           8,977,176
Silos                                                          11,307,158          10,644,158
Construction in progress                                       13,516,558           3,985,988
                                                         ----------------   -----------------

TOTAL PROPERTY AND EQUIPMENT                             $    737,744,974   $     718,093,905
                                                         ================   =================

Depreciation expense was $33,967,335, $44,662,658, and $43,779,655, for the
periods ended December 31, 2000, March 31, 2000, and March 31, 1999, respectively.


NOTE 5 - SHORT-TERM NOTES PAYABLE

Balance sheet totals consist of notes payable to:

                                                         DECEMBER 31, 2000    MARCH 31, 2000
                                                         -----------------    --------------
Debentures payable                                       $        116,960   $         735,418
                                                         ================   =================

The debentures payable to members and others are unsecured. Interest is paid on maturity of the debenture at a rate of 5.00% per annum. Notes are issued for one-year periods and may be renewed.

                         MINNESOTA CORN PROCESSORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


NOTE 6 - LONG-TERM DEBT AND PROPERTY PLEDGED

Long-term debt comprises the following elements:

                                                                        DECEMBER 31, 2000    MARCH 31, 2000
                                                                        -----------------    --------------
Private Placement Notes - Series A - repayment to be made
at the rate of $3,571,429 per year commencing September 1,
2001, with final payment due September 1, 2007. Secured
by real estate mortgage. Interest payable semi-annually at
7.57% per annum.                                                        $     25,000,000   $      25,000,000

Private Placement Notes - Series B - repayment to be made
at the rate of $24,000,000 per year commencing September 1,
2005, with final payment due September 1, 2009. Secured
by real estate mortgage. Interest payable semi-annually at
7.72% per annum.                                                             120,000,000         120,000,000

Private Placement Notes - Series C - repayment to be made
at the rate of $6,428,571 per year commencing September 1,
2006, with final payment due September 1, 2012. Secured
by real estate mortgage. Interest payable semi-annually
at 7.83% per annum.                                                           45,000,000          45,000,000

Private Placement Notes - Series D - repayment to be made
at the rate of $20,000,000 per year commencing September 1,
2003, with final payment due September 1, 2007. Secured
by real estate mortgage. Interest payable at a variable rate
(8.037% at December 31, 2000).                                                70,000,000          80,000,000

The Bank of the West                                                                  --             158,822

Lucent Technology - capital lease dated July 22, 1999.
Payable in 60 monthly payments of $4,045, including
imputed interest at the rate of 8% per annum. The final
payment is due December 31, 2004.                                                169,902             206,310

The Bank of the West                                                                  --             486,965

                         MINNESOTA CORN PROCESSORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


NOTE 6 - LONG-TERM DEBT AND PROPERTY PLEDGED (CONTINUED)

                                                                        DECEMBER 31, 2000    MARCH 31, 2000
                                                                        -----------------    --------------
IBM Credit Corporation - capital lease dated December 7, 1998, payable in 36 monthly installments beginning in December, 1998, of $7,408, including imputed interest at a rate of 8.90% per annum.
The final payment is due October 31, 2001.                              $         71,145   $         130,830

Marshall Municipal Utilities - Water Pipeline lease agreement payable in annual installments of $179,592, plus 8% interest. Final payment
due on March 23, 2001.                                                           174,885             174,885

The Associates                                                                        --              17,171
                                                                        ----------------   -----------------

                  Total                                                      260,415,932         271,174,983
Less current portion                                                           3,866,002             551,169
                                                                        ----------------   -----------------

LONG-TERM DEBT                                                          $    256,549,930   $     270,623,814
                                                                        ================   =================

At December 31, 2000, the Company had $50,000,000 of unused revolving credit commitment, expiring on October 1, 2002, from Harris Trust and Savings Bank and U.S. Bancorp Ag Credit, Inc. limited to the available borrowing base of accounts receivable and inventories. Interest is payable quarterly at the bank's variable rate.

There are loan covenants with respect to the Harris Trust and Savings Bank, U.S. Bancorp Ag Credit, Inc., and private placement notes that require the Company to maintain minimum equity, current ratio, working capital, and various other financial conditions.

The capital leases are secured by title to the equipment covered by the lease.

Future maturities of long-term debt are as follows:

2001                                                                    $      3,866,002
2002                                                                           3,619,972
2003                                                                          23,619,972
2004                                                                          23,595,702
2005                                                                          47,571,428
Thereafter                                                                   158,142,856
                                                                        ----------------

TOTAL                                                                   $    260,415,932
                                                                        ================

                         MINNESOTA CORN PROCESSORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


NOTE 7 - MEMBER EQUITIES

Effective with the conversion to a Limited Liability Company on July 1, 2000, the Company was authorized to issue 500,000,000 units, of which 350,000,000 units are designated as Class A (voting) and 150,000,000 units are designated as Class B (nonvoting). At December 31, 2000, 136,932,695 Class A units and 58,622,340 Class B units were issued and outstanding.

Prior to July 1, 2000, as a cooperative, the following was information pertinent to elements of member equities:

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

Included in the member equities was an account entitled loss allocated to members, which represents the balance of the loss for the fiscal year ended September 30, 1996, which was allocated to the membership. This loss was to be recovered from the members in one of two ways:

A. A portion of the loss was to be deducted from future value added or other positive allocations, until the loss is repaid in full.

B. The loss represents a lien against the members' units of equity participation, and should a member sell their units of equity participation, the amount of the loss allocated to the members will be deducted from such sale.

Prior to July 1, 2000, amounts were paid to members at the discretion of the Board of Directors based upon operating results. This amount was considered a value-added payment and was accounted for as a component of the allocation of the net income.

None of the Company's stock was transferable except as permitted by the Company's board of directors. Because the Company's stock was not transferable, the number of shares issued, redeemed, and outstanding were not recorded in the financial statements.

                         MINNESOTA CORN PROCESSORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


NOTE 8 - INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

                                                                         DECEMBER 31, 2000   MARCH 31, 2000
                                                                         -----------------   --------------
Deferred tax assets:
     Allowance for doubtful accounts                                      $            --   $        76,000
     Contributions carryover                                                           --            39,000
     Accrued vacation pay                                                              --           274,000
     Deferred compensation                                                             --           277,000
     Net operating loss carryforwards                                                  --         7,397,000
                                                                          ---------------   ---------------

                                                                                       --         8,063,000
     Valuation allowance for deferred tax assets                                       --        (5,901,000)
                                                                          ---------------   ---------------

                  Net deferred tax assets                                              --         2,162,000

Deferred tax liabilities:
     Tax over financial statement depreciation                                         --        (2,162,000)
                                                                          ---------------   ---------------

NET DEFERRED TAX ASSET (LIABILITY)                                        $            --   $            --
                                                                          ===============   ===============

The provision for income tax expense (benefit) consists of the following components:

                                                   DECEMBER 31, 2000    MARCH 31, 2000      MARCH 31, 1999
                                                   -----------------    --------------      --------------
Federal:
     Current                                        $        75,000     $       244,256    $        325,872
     Deferred                                                    --                  --            (392,800)
                                                    ---------------     ---------------    ----------------

                                                             75,000             244,256             (66,928)
                                                    ---------------     ---------------    ----------------
State and local:
     Current                                                277,022               6,935              16,861
     Deferred                                                    --                  --             (19,200)
                                                    ---------------     ---------------    ----------------

                                                            277,022               6,935              (2,339)
                                                    ---------------     ---------------    ----------------

TOTAL PROVISION FOR INCOME TAX EXPENSE (BENEFIT)    $       352,022     $       251,191    $        (69,267)
                                                    ===============     ===============    ================

                         MINNESOTA CORN PROCESSORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


NOTE 8 - INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes at the statutory tax rates to the Company's actual provision for income taxes is as follows:

                                                    DECEMBER 31, 2000     MARCH 31, 2000     MARCH 31, 1999
                                                    -----------------     --------------     --------------
Computed at statutory rates                          $     2,327,416     $     3,867,442    $      1,959,063
Value added payable                                       (1,544,940)         (2,950,219)         (1,407,600)
Benefit of net operating loss carryover and
     various timing differences                             (430,454)           (666,032)           (620,730)
                                                     ---------------     ---------------    ----------------

TOTAL PROVISION FOR INCOME TAX EXPENSE (BENEFIT)     $       352,022     $       251,191    $        (69,267)
                                                     ===============     ===============    ================


NOTE 9 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, trade receivables and payables, grain contracts, sales contracts, short-term and long-term notes payable. There are no significant differences between the carrying value and the fair value of any of these financial instruments. For investments in other Companies, there are no quoted market prices and a reasonable estimate of the fair value could not be made without incurring excessive costs.

Quoted market prices are generally not available for the Company's financial instruments. Accordingly, fair values are based on judgments regarding anticipated cash flows, future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The carrying amount for cash and cash equivalents is a reasonable estimate of fair value.


NOTE 10 - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash and temporary investments at various financial institutions. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured. Total cash and temporary investments held by the financial institutions exceeded specified limits at various dates throughout 2000 and 1999.

Sales to one customer accounted for approximately 10% of revenues for the periods ended December 31, 2000, March 31, 2000, and March 31, 1999.

                         MINNESOTA CORN PROCESSORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASES

Certain property and equipment used by the Company are leased. Payments on the operating leases, recorded as expense in the statement of operations, totaled $12,540,833, $15,848,005 and $14,220,058 for the periods ended December 31,
2000, March 31, 2000, and March 31, 1999. Property and equipment being acquired under capital leases had an original cost of $499,325 and is included as an element of equipment in Note 4. Accumulated depreciation relating to the leased equipment was $168,133 and $166,592 at December 31, 2000 and March 31, 2000, respectively. Depreciation expense was $69,686, $119,184, and $47,408 at December 31, 2000, March 31, 2000, and March 31, 1999, respectively.

Noncancellable future minimum payments are required on these leases as follows for the next five years:

                                                                 CAPITAL           OPERATING
                                                                 LEASES             LEASES
                                                            ----------------   -----------------
2001                                                        $        302,212   $      12,844,607
2002                                                                  48,540          12,760,896
2003                                                                  48,540          12,283,729
2004                                                                  24,270          11,300,312
2005                                                                      --           9,523,431
Thereafter                                                                --          39,938,871
                                                            ----------------   -----------------

                  Total future minimum lease payments                423,562          98,651,846
Less portion representing interest                                     7,630                  --
                                                            ----------------   -----------------

PRESENT VALUE OF MINIMUM LEASE PAYMENTS                     $        415,932   $      98,651,846
                                                            ================   =================

LITIGATION

The Company is involved in various claims at December 31, 2000. In the opinion of management, the ultimate liability for such claims would not have a material adverse financial effect upon the company. Management further believes that all or part of any potential liability for certain of these claims will be covered by insurance, and management is vigorously defending all such claims against the Company.

COMMITMENTS

It is expected that the total costs to complete the construction in progress at December 31, 2000, will approximate $13,400,000.

The Company has 19 employment contracts with employees, ranging from five to eight years in length. Salary commitments under these contracts total $2,811,000 as of December 31, 2000.

                         MINNESOTA CORN PROCESSORS, LLC
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2000, MARCH 31, 2000 AND MARCH 31, 1999


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS (Continued)

At December 31, 2000, the Company had open contracts to purchase approximately 16 million bushel of corn at future dates at various prices. Additionally the Company had approximately 1.1 million bushel of corn purchased on deferred price contracts, which are included in the balance sheet at current value in the caption accounts payable - grain, at December 31, 2000.

At December 31, 2000, the Company held grain in storage for others valued at approximately $3 million. Although the grain is not inventory of the Company and its value is not a liability, the Company is contingently liable to the owners of the grain for quality deficiencies and quantity shortages.


NOTE 12 - SEGMENT REPORTING

As of April 1, 1999, the Company adopted Statement of Financial Accounting Standards Number 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public business enterprises report information about operating segments in financial reports issued to shareholders. Based on the Company's organizational structure and the manner in which performance is assessed and operating decisions are made, the Company operates as one business segment - procuring, transporting, storing, processing, and merchandising corn products.


NOTE 13 - SUBSEQUENT EVENT

Effective January 1, 2001, the Company became a 50% member of CornProductsMCP Sweeteners LLC, for the purpose of marketing the majority of the sweetener products produced by the Company. In January 2001, the Company made an initial cash contribution of $500,000 to capitalize the newly formed LLC. As part of the new LLC operating agreement, the Company entered into a formal supply agreement that specifies the products and quantities that will be sold to CornProductsMCP Sweeteners LLC.


NOTE 14 - RECLASSIFICATIONS

Certain amounts in these March 31, 2000 and 1999, financial statements have been reclassified from where they were presented in prior years. These reclassifications had no effect on previously reported net income amounts.


 This information is an integral part of the accompanying financial statements.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME                                                     AGE        DISTRICT        TERM EXPIRES
----                                                     ---        --------        ------------
Douglas G. Finstrom.............................         47              I               2001

Kim Larson......................................         48              I               2002

Duane Adams.....................................         61              I               2003

Howard Dahlager.................................         52             II               2001

Kenneth Robinson................................         56             II               2002

David J. Scheibel...............................         40             II               2003

Jerome N. Jacoby................................         55            III               2001

Steve Lipetzky..................................         50            III               2002

Dennis Fultz....................................         53            III               2003

Roger E. Fjerkenstad............................         67             IV               2003

Galen L. Rud....................................         52             IV               2002

Daniel Dybsetter................................         55              V               2002

John R. Jerzak..................................         48              V               2003

Dean Buesing....................................         48              V               2001

Sander Allen Ludeman VI.........................         53             VI               2003

John P. Hennen..................................         64             VI               2002

John H. Nelson..................................         63            VII               2002

Jim Gervais.....................................         49            VII               2003

Ron Kirchner....................................         53            VII               2001

Kenneth L. Regier...............................         67           VIII               2001

Larry Dowd......................................         55           VIII               2002

Andrew V. Jensen................................         50           VIII               2002

Rodney G. Hassebrook............................         51           VIII               2003

Robert J. Bender................................         47           VIII               2003

         The Board of Directors of MCP consists of 24 member-directors who represent eight geographic districts. The number of directors representing each district is approximately proportionate to the number of members located in that district. Each district is represented by at least two directors.

         DOUGLAS G. FINSTROM. Mr. Finstrom has been a director of MCP since 1989. Mr. Finstrom has been in the business of farming near Kerkhoven, Minnesota for the past 29 years. Mr. Finstrom is currently the President of Property Management Services of Minnesota, Inc. He has been involved in buying, selling, and managing investment properties for the past four years and has also been for the past sixteen years, president of Finco Equipment, Inc., a company involved in leasing equipment and investing. In addition, Mr. Finstrom has been a member of Minnesota Farm Bureau for 29 years.

         KIM LARSON. Mr. Larson has been a director since July, 1999. He had also served as a member of the Board of Directors of MCP from 1980 to 1990. Mr. Larson owns and operates a crop production farm near Willmar, Minnesota. In addition to his prior service on the MCP Board of Directors, Mr. Larson has served on the Board of Directors of the Minnesota Soybean Growers Association and, from 1993 to 1999, as a member of the Board of Directors of the American Soybean Association. While a director of the American Soybean Association, Mr. Larson also served as Vice President of the American Soybean Association Executive Committee, as Chairman of the American Soybean Association's Membership and Corporate Relations Committee and, most recently, as Chairman of the American Soybean Association's Trade Policy and International Affairs Committee.

         DUANE ADAMS. Mr. Adams has been a director of MCP since 1997. Mr. Adams has been the president of Duane Adams Farms, Inc., producing corn and soybeans, near Cosmos, Minnesota for the past 16 years. In addition, Mr. Adams has been a member of the Meeker County Corn Growers for the past ten years and was a director of that association for seven years. Mr. Adams has also been the past president of Cosmos Development Corporation.

         HOWARD DAHLAGER. Mr. Dahlager has been a director of MCP since 1988. Mr. Dahlager has been co-owner and secretary-treasurer of JSF Inc., Johnson Seed Farm near Sacred Heart, Minnesota, since 1979. Mr. Dahlager has also been the secretary-treasurer for the past five years of Sacred Heart Community Development Company. In addition, Mr. Dahlager is currently the secretary of M.C.I.A. -- Minnesota Crop Improvement Association. Mr. Dahlager is also a member of Southern Minnesota Beet Coop, Minn Aqua Fisheries and Midwest Investor (Golden Oval) Eggs.

         KENNETH ROBINSON. Mr. Robinson has been a director of MCP since 1990. Mr. Robinson has been in the business of farming in the Bird Island, Minnesota area since 1983.

         DAVID J. SCHEIBEL. Mr. Scheibel has been a director of MCP since 1988. Mr. Scheibel's experiences include being a partner of a 946-acre farming operation from 1978 to 1994 near Bird Island, Minnesota. The partnership raised corn, soybeans, seed corn and other specialty crops, as well as feeding Holstein dairy replacement heifers and finishing Holstein beef cattle. As a partner, his duties included financial and cost accounting, as well as daily production responsibilities. Mr. Scheibel has also been employed in the agriculture equipment business since 1994. He was employed as senior parts person at Kibble Equipment Service Center in Bird Island, Minnesota from 1996 to January 2001. Currently, Mr. Scheibel is employed by Schweiss Distributing. In addition, Mr. Scheibel is currently a member and serving as a trustee and has served in the past as financial secretary and grand knight of the Knights of Columbus, Council #2000, Bird Island, Minnesota.

         JEROME N. JACOBY. Mr. Jacoby has been a director of MCP since 1986 and board chairman since 1992. Mr. Jacoby has been in the business of farming, producing corn and soybeans, near Springfield, Minnesota since 1974. Mr. Jacoby has also been the treasurer for Sundown Township for 13 years. In addition, Mr. Jacoby has been a member of Minnesota Corn Growers for 19 years and is also a member of the American Legion.

         STEVE LIPETZKY. Mr. Lipetzky has been a director of MCP since 1981. Mr. Lipetzky is currently working on a farm in a partnership with his brothers.

         DENNIS FULTZ. Mr. Fultz was elected to the Board of Directors at the annual meeting held in July, 2000. Since 1990, Mr. Fultz has been employed with Fultz Farms, Inc. of Tracy and currently serves as the President of that corporation. Mr. Fultz also serves as Secretary/Treasurer for Generation Pork, Inc. of Tracy, a feeder pig to market production.

         ROGER E. FJERKENSTAD. Mr. Fjerkenstad was involved in the organization of MCP and has been a director since 1981. Mr. Fjerkenstad is a retired farmer, producing corn, soybeans and hogs from 1957 to 1996 near Dawson, Minnesota. Mr. Fjerkenstad has been a director of the Farmers Cooperative Elevator, Dawson, Minnesota for 12 years.

         GALEN L. RUD. Mr. Rud has been on the Board of Directors since 1999. Mr. Rud operates a corn and soybean farming operation north of Montevideo, Minnesota and has been involved in that operation since 1971. Mr. Rud served for 22 years as a director of his local Cenex cooperative, including 15 years as a chairman, for six years as a director of the Luther Haven Nursing Home and for nine years as a member of the Chippewa County Extension Committee, including two years as chairman of that committee.

         DANIEL DYBSETTER. Mr. Dybsetter has been a director of MCP since 1994 and is currently serving as Secretary. Mr. Dybsetter has been in the business of farming, producing corn, soybeans and hogs since 1970 near Porter, Minnesota. Mr. Dybsetter is also a member and owns shares in the South Dakota Soybean Processors and Phoenix Manufacturing. Mr. Dybsetter is also a member of the Corn Growers Association, Soybean Growers Association and a member of various area coops. Mr. Dybsetter was the past secretary for the Yellow Medicine Pork Producers.

         JOHN R. JERZAK. Mr. Jerzak has been a director of MCP since 1985. Mr. Jerzak has been primarily engaged in the business of farming near Ivanhoe, Minnesota since 1975. Mr. Jerzak also has a seed business, dealing primarily in DeKalb Seeds. In addition, Mr. Jerzak is Board Chairman of Hope Mutual Insurance Company and a director of Community 1st National Bank of Marshall, Minneota, and Ivanhoe, Minnesota.

         DEAN BUESING. Mr. Buesing has been a director of MCP since 1998. Mr. Buesing is the president of Buesing Farms, Inc., Granite Falls, Minnesota, a farming operation producing corn, soybeans and hogs for 26 years. Mr. Buesing has also been the president for the past 5 years of Buesing & Buesing, Inc., Granite Falls, Minnesota, which is involved in the building of cornheads. In addition, Mr. Buesing is an officer and has served as treasurer for the past nine years of the Yellow Medicine Soybean Growers Association. Mr. Buesing and Mr. Hennen are first cousins.

         SANDER ALLEN LUDEMAN VI. Mr. Ludeman has been a director of MCP since 1997 and is currently serving as vice-chairman. Mr. Ludeman has been a partner in Sanmarbo Farms, Inc., a diversified grain and livestock farm near Tracy, Minnesota, since 1973. Mr. Ludeman has been on the board of the Minnesota Farm Bureau Foundation for five years. In addition, Mr. Ludeman has been a member of Minnesota Soybean Growers Association for 20 years, Minnesota Corn Growers Association for 16 years and Minnesota Farm Bureau for 31 years. Mr. Ludeman was the founding chairman of the United Soybean Board, past president of the American Soybean Development Foundation, vice-chairman of the Institute of Agriculture, Forestry, Home Economics and Advisory Council of the University of Minnesota and past chairman of the Minnesota Soybean Research and Promotion Council.

         JOHN P. HENNEN. Mr. Hennen has been a director of MCP since 1997. Mr. Hennen has been in the business of farming in Lyon County, Minnesota since 1960. Mr. Hennen's farming operation is diversified, producing cattle, hogs, corn and soybeans. In addition, Mr. Hennen is currently a director and has been vice-chairman of the Minnesota Beef Council for two years. Mr. Hennen also is a member of Minnesota Corn Growers, National Corn Growers, Soybean Growers and a member of various coops in the area. Mr. Hennen and Mr. Buesing are first cousins.

         JOHN H. NELSON. Mr. Nelson has been a director of MCP since 1981. Mr. Nelson is the owner-operator of a 930-acre farming business located in Murray County for 41 years. Mr. Nelson has been involved in a farm drainage business. In addition, Mr. Nelson served as state president in 1992 and is a past state director for the Minnesota Corn Growers Association. Mr. Nelson is also a member of the Minnesota Soybean Growers Association and has been on the Murray County Planning and Zoning Board for 18 years, 10 of which he was chairman.

         JIM GERVAIS. Mr. Gervais has been a director of MCP since 1990. Mr. Gervais has been in the business of farming near Currie, Minnesota for 28 years.

         RON KIRCHNER. Mr. Kirchner has been a director of MCP since 1998. Mr. Kirchner has been in the business of farming, producing soybeans and custom feeding hogs near Fulda, Minnesota. Mr. Kirchner has been a director for the past seven years on the Fulda, Minnesota School Board. In addition, Mr. Kirchner has been a member of the VFW for 33 years, the American Legion Club for 33 years, the Corn Growers Association for five years and the Soybean Growers Association for three years. Mr. Kirchner also volunteers at St. Gabrielle in Fulda, Minnesota as a release time teacher.

         KENNETH L. REGIER. Mr. Regier has been a director of MCP since 1992. Mr. Regier is in the business of farming near Aurora, Nebraska, producing irrigated corn, since 1955. Mr. Regier has been a board member of the Upper Big Blue Natural Resource District since 1980. In addition, Mr. Regier has been a member of the Nebraska Coop Council. Mr. Regier was past board chairman of the Aurora Coop Elevator Company.

         LARRY DOWD. Mr. Dowd has been a director of MCP since 1992. Mr. Dowd is President of Dowd Grain, O'Neill Farms, and Dowd Oil Co, all of which are principally farming operations located in Holt County, Nebraska, producing row crops, cow-calf operations and farrow to finish hog operations. Mr. Dowd also serves as a director of First State Bank of Hickman and has a partnership interest in a swine breeding stock company. In addition, Mr. Dowd has been a member of the Nebraska Corn Growers Association for 10 years.

         ANDREW V. JENSEN. Mr. Jensen has been a director of MCP since 1997. Mr. Jensen has been in the business of farming and livestock production near Aurora, Nebraska since 1970. Mr. Jensen is currently the president of Jensen Farms, Inc. and a partner in Jensen Brothers. Mr. Jensen has been a state director of the Nebraska Corn Growers Association since 1986 and was the past state president from 1990 to 1992. In addition, Mr. Jensen has been the chairman of Government Affairs since 1992, a member of the Nebraska Cattlemen since 1970, a member of the National Corn Growers Association since 1982, a state director of the Nebraska Agriculture Awareness Foundation since 1996 and a national director of the National Corn Growers Association since 1992.

         RODNEY G. HASSEBROOK. Mr. Hassebrook was elected to the Board of Directors at the July 2000 Annual Meeting. Mr. Hassebrook is employed by Hassebrook Farms Inc., a grain and feeder cattle operation in Platte Center, NE.

         ROBERT J. BENDER. Mr. Bender has been a director of MCP since 1992. Mr. Bender has been the owner-operator of Bender Farms, a grain and livestock operation, near Colombus, Nebraska since 1977. Mr. Bender has also been the president of Bender Farms Trucking Inc., since 1992 and is a partner-manager of CSS Farms. In addition, Mr. Bender is currently a partner and has been the secretary for Klub 81 Inc. since 1980.


EXECUTIVE OFFICERS

         The following sets forth certain information about the executive officers of MCP as of March 12, 2001. Each officer serves full time in the capacity listed. These officers serve at the discretion of the Chief Executive Officer and can be terminated by him without notice.


NAME                        AGE     POSITION
----                        ---     --------
L. Daniel Thompson          59      President and Chief Executive Officer
Daniel H. Stacken           37      Vice President and Chief Financial Officer
Lawrence J. Schiavo         42      Vice President of Operations and Business
                                      Development
Roger L. Untiedt            42      Vice President of Technology
Roger F. Evert              39      Vice President of Human Resources and
                                      Administration
Bradford A. Schultz         42      Vice President of Commodities
Michael T. Mote             52      Vice President of Information Technology and
                                      Chief Information Officer
Joseph G. Bennett           35      General Counsel
Bradley Bacon               31      Controller

         L. DANIEL THOMPSON. Mr. Thompson has served as President and Chief Executive Officer of MCP since August 1997 and served as Chief Financial Officer from January 1997 to August 1997. Mr. Thompson also serves on the Board of Managers for CPMCP. From December 1994 to January 1997, he served as President and Chief Executive Officer of Bake Rite Foods, a shortening and vegetable oil manufacturer. Prior thereto, Mr. Thompson was President and Chief Executive Officer of Lou Ana Foods, Inc., a vegetable oil refinery.

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

         ROGER L. UNTIEDT. Mr. Untiedt has served as Vice President of Technology since November 1998 and from February 1996 to November 1998 served as Director of Quality and Engineering of MCP. From November 1992 to February 1996, he served as Plant Manager of the Marshall facility.

         ROGER F. EVERT. Mr. Evert has served as Vice President of Human Resources and Administration since November 1998. From October 1992 to November 1998, Mr. Evert was Human Resources Manager of MCP.

         BRADFORD A. SCHULTZ. Mr. Schultz has served as the Vice President of Commodities since June 1999. Mr. Schultz serves on the Board of Managers of CPMCP. From 1997 until June 1999 he served as a trader/account executive for Centennial Trading/Frontier Risk Management and from 1993 to 1997 was the Vice President-General Manager for Conagra Corn Processing.

         MICHAEL T. MOTE. Mr. Mote has been the Vice President of Information Technology and Chief Information Officer since April 1, 2000. Mr. Mote serves on the Board of Managers of CPMCP. From June 1997 until April 2000 he served as a contracted Chief Information Officer and Director of Information Services for Central Plains Clinic. Prior thereto, he served as Vice President and Chief Information Officer for Mercy Information Systems and Mercy Health Services.

         JOSEPH G. BENNETT. Mr. Bennett has served as General Counsel of MCP since October 1998. MCP hired Mr. Bennett in March 1998 as the Corporate Legal Counsel. From September 1996 until March 1998 he was an associate attorney with Wilkinson and Wilkinson, P.C. and was an associate attorney for McCann and Ribstein, P.C. from February 1995 until August 1996. Mr. Bennett currently serves as Joint Secretary for CPMCP.

         BRADLEY BACON. Mr. Bacon has served as Controller of MCP since May 1999. MCP employed him in June 1992 as a staff accountant. He was promoted to accounting supervisor in April 1994. After that he was named assistant controller in April 1997.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         The board of directors of MCP meets monthly. MCP currently reimburses each director for actual expenses of attending board and committee meetings and provides a per diem payment for services performed on behalf of MCP in the amount of $250 for the board chairman, $150 for the vice chairman and secretary, and $100 for other directors. Any additional director compensation must be approved by the voting members of MCP. During 2000, MCP paid an aggregate of $30,900 to all directors as a group in director's fees.

EXECUTIVE COMPENSATION

         The following table shows the compensation paid by MCP for the last three fiscal years to the Chief Executive Officer and the four most highly compensated executive officers whose cash compensation in 2000 exceeded $100,000, and one other individual who ceased to serve as an executive officer during fiscal period 2000 ("the Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                ANNUAL COMPENSATION
                                                                                -------------------
                                                                                                             ALL OTHER
                                                                     YEAR                                     COMPEN-
                    NAME AND PRINCIPAL POSITION                     ENDED(1)   SALARY ($)    BONUS ($)     SATION ($)(5)
------------------------------------------------------------------------------------------------------------------------
L. Daniel Thompson, President & Chief Executive Officer             12/31/00   $280,288.62   $42,045.56      $10,055.16
                                                                     3/31/00   $275,000.16   $14,679.47       $9,600.00
                                                                     3/31/99   $238,500.08      $101.47       $2,400.00
------------------------------------------------------------------------------------------------------------------------
Stan Sitton, Senior Vice President of Sales & Marketing (2)         12/31/00   $187,597.90   $15,851.47       $9,893.28
                                                                     3/31/00   $177,500.00   $12,601.47       $9,600.00
                                                                     3/31/99   $160,625.16   $10,101.47       $2,206.32
------------------------------------------------------------------------------------------------------------------------
Bradford Schultz, Vice President of Commodities (3)                 12/31/00   $142,166.70   $46,976.47       $5,126.14
                                                                     3/31/00   $105,769.29   $30,101.47(4)    $2,632.56
                                                                     3/31/99       ---         ---               ---
------------------------------------------------------------------------------------------------------------------------
Roger Untiedt, Vice President of Technology                         12/31/00   $152,375.10   $13,101.47       $9,658.14
                                                                     3/31/00   $147,500.16   $12,601.47       $9,239.55
                                                                     3/31/99   $133,875.03   $10,101.47       $1,927.57
------------------------------------------------------------------------------------------------------------------------
Larry Schiavo, Vice President of Operations & Business Development  12/31/00   $151,116.20   $13,101.47       $9,653.44
                                                                     3/31/00   $147,500.16   $12,601.48       $9,272.32
                                                                     3/31/99   $133,875.03   $10,101.47       $1,927.57
------------------------------------------------------------------------------------------------------------------------
Dan Stacken, Vice President of Finance & Chief Financial Officer    12/31/00   $134,500.14   $12,601.47       $8,925.00
                                                                     3/31/00   $130,000.00   $12,601.47       $7,250.00
                                                                     3/31/99   $117,812.61   $10,101.47       $1,726.27
------------------------------------------------------------------------------------------------------------------------

(1) Fiscal year end March 31, 1999 covers April 1, 1998 through March 31, 1999. Fiscal year end March 31, 2000 covers April 1, 1999 through March 31, 2000. However, year-end December 31, 2000 covers January 1, 2000 through December 31, 2000 to give a consistent 12-month comparison for the reader.

(2) As of December 1, 2000, Mr. Sitton is serving as President and Chief Executive Officer of CPMCP and no longer serves as an executive officer of MCP.

(3)  Mr. Schultz was hired by MCP effective June 24, 1999.

(4)  This amount includes relocation, discretionary, and incentive bonus.

(5) Except as otherwise noted, the amounts reported represent MCP's matching contributions to MCP's Retirement Savings and Investment Plan on behalf of the named officer.


STOCK OPTIONS

     No stock options to purchase equity interests in MCP have been granted to the Named Executive Officers.


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

         In addition, MCP will compensate Mr. Thompson for up to $200,000 financial loss suffered on the sale of his residence in Marshall, Minnesota upon his separation from MCP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The table below presents, as of March 26, 2001, certain information about the beneficial ownership of the units of equity participation in MCP for each person known to own 5% or more of the outstanding units, each director, each Named Executive Officer, and all directors and executive officers of MCP as a group. Unless otherwise noted each person has sole investment and sole voting power with respect to the units held.

                                                                     Percent of
         Name of Beneficial Owner                  Number of Units   Class Owned
         ------------------------                  ---------------   -----------
         *Duane Adams.........................         118,117         .0605%
         *Robert J. Bender....................         100,957         .0517%
         *Dean Buesing........................         969,912         .4967%
         *Howard Dahlager.....................         213,247         .1092%
         *Larry Dowd..........................         113,581         .0581%
         *Daniel Dybsetter....................         131,440         .0673%
         *Douglas G. Finstrom.................         378,751         .1939%
         *Roger G. Fjerkenstad................         313,840         .1607%
         *Dennis Fultz........................         511,534         .2620%
         *Jim Gervais.........................         418,416         .2143%
          John P. Hennen (1)..................         150,922         .0773%
          Rodney G. Hassebrook................          20,206         .0103%
         *Jerome N. Jacoby....................         474,791         .2432%
         *Andrew V. Jensen....................          66,768         .0342%
         *John R. Jerzak......................         504,752         .2585%
         *Ron Kirchner........................          71,190         .0365%
         *Kim Larson..........................          54,994         .0282%
         *Steve Lipetzky......................         219,892         .1126%
         *Sander Allen Ludeman VI (2).........         217,823         .1116%
         *John H. Nelson......................         384,368         .1968%
         *Kenneth L. Regier...................          75,672         .0388%
         *Kenneth Robinson....................         102,304         .0524%
          Galen L. Rud........................          63,864         .0327%
         *David J. Scheibel...................          83,796         .0429%
         *Lawrence J. Schiavo.................          40,000         .0203%
          Bradford A. Schultz.................               0            --
         *Stanley L. Sitton...................           3,078         .0016%
          Daniel H. Stacken...................               0            --
         *L. Dan Thompson.....................           3,078         .0016%
         *Roger L. Untiedt....................          18,500         .0095%

          All directors and executive officers as
          a group.............................       6,312,349         3.233%

          Archer Daniels Midland (ADM)........      58,622,430(3)    30.0237%
          4666 Faries Parkway
          Decatur, Illinois 62526

(1) Mr. Hennen disclaims beneficial ownership of 35,480 units owned by his wife and 16,097 units owned by his son.
(2)  Mr. Ludeman owns 35% of the units of Sanmarbo Farms, Inc.
(3)  ADM's units are held as Class "B" non-voting units.

* Includes units for which the individual has shared and dispositive powers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal year 1996 MCP sustained a loss which was allocated to the members based on their proportional ownership of Units. The loss allocation is to be either paid to MCP by the members or deducted from future distributions. The following table shows the loss allocation amount for each director and Named Executive Officer owed to MCP as of March 26, 2001.

         The following table represents an assessment against each unit of equity participation in 1996 for Minnesota Corn Processors, Inc., a Minnesota cooperative. This assessment amount continues as a lien in favor of MCP against Class "A" units. This assessment is now referred to as a "1996 Loss Payable" in MCP's Operating Agreement.

                                  LOSS PAYABLE       LOSS PAYABLE
                                AMOUNT REMAINING   AMOUNT REMAINING
DIRECTOR OR OFFICER NAME        JANUARY 1, 2000     MARCH 26, 2001
------------------------        ---------------     --------------
Duane Adams...............         $13,492.15         $13,492.15
Robert Bender.............         $28,560.00         $28,560.00
Larry Dowd................        $169,008.68         $32,422.00
Douglas G. Finstrom.......         $50,506.45         $50,506.45
Roger Fjerkenstad.........        $129,600.00        $114,240.00
Dennis Fultz..............        $206,388.20        $181,927.20
Jim Gervais...............        $149,000.00        $131,376.00
Rodney Hassebrook.........          $3,427.20          $3,427.20
John Hennen...............         $19,992.00         $19,992.00
Jerome Jacoby.............        $201,515.28        $177,581.74
Andrew V. Jensen..........         $22,848.00         $22,848.00
John R. Jerzak............        $160,380.00        $141,372.00
Kim Larson................         $22,134.00         $22,134.00
Steve Lipetzky............        $235,344.94         $88,202.84
John H. Nelson............        $100,795.00         $85,796.00
Kenneth Robinson..........         $31,130.40         $31,130.40
David Scheibel............         $38,556.00         $38,556.00
Lawrence J. Schiavo.......          $4,649.46          $4,649.46
Roger L. Untiedt..........          $4,649.46          $4,649.46


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)      1.       Financial Statements

         The following Independent Auditors' Report and financial statements of MCP are contained in Part II of this report:

         Independent Auditors' report

         Balance Sheets as of December 31, 2000 and March 31, 2000

         Statements of Operations for the 9 Months Ended December 31, 2000 and Fiscal Years Ended March 31, 2000 and 1999

         Statements of Members' Equity for the 9 Months Ended December 31, 2000 and Fiscal Years Ended March 31, 2000 and 1999

         Statements of Cash Flows for the 9 Months Ended December 31, 2000 and Fiscal Years Ended March 31, 2000 and 1999

         Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

         None.

         3.       Exhibits

See Exhibit Index following signature page.

EXHIBIT NUMBER                                 DESCRIPTION

2.1 Plan of Merger by and between Minnesota Corn Processors, Inc. and Minnesota Corn Processors of Colorado, dated June 26, 2000 (incorporated herein by reference to Exhibit 2.1 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

2.2 Plan of Merger by and between Minnesota Corn Processors Colorado and Minnesota Corn Processors, LLC, dated June 26, 2000 (incorporated herein by reference to Exhibit 2.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

3.1                 Articles of Organization of Minnesota Corn Processors, LLC.
                    (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-K filed on June 28, 2000.)

3.2 Third Amended and Restated Operating Agreement of Minnesota Corn Processors, LLC. (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-K filed on June 28, 2000.)

4.1 Note Purchase Agreement dated as of August 26, 1997 (incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.1 Master Equipment Lease Agreement between Fleet Capital Corporation and Minnesota Corn Processors, Inc., dated April 9, 1998 (incorporated herein by reference to Exhibit 10.3 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.2 Firm Sales/Purchase Agreement between Minnesota Corn Processors, Inc. and Wascana Energy Marketing (U.S.) Inc., dated December 30, 1996 (incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.3 Natural Gas Purchase and Sale Contract between Minnesota Corn Processors, Inc. and Husky Gas Marketing Inc., dated November 1, 1996 (incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.4 Amended and Restated Secured Credit Agreement among Minnesota Corn Processors, Inc., Liquid Sugars, Inc., Harris Trust and Savings Bank and U.S. Bancorp Ag Credit, dated as of November 4, 1998 (incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.5 Employment Agreement of L. Daniel Thompson, dated April 1, 2000 (incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form 10-K filed on June 28, 2000).*

10.7 Corn Steep Agreement between Minnesota Corn Processors and Liquid Corn, Inc. (incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.8 Limited Liability Company Agreement of CornProductsMCP Sweeteners LLC dated December 1, 2000 by and between CornProductsMCP Sweeteners LLC, Corn Products International, Inc. and Minnesota Corn Processors, LLC.

10.9 Supply Agreement made as of January 1, 2001 by and between CornProductsMCP Sweeteners LLC, Corn Products International, Inc. and Minnesota Corn Processors, LLC.

-----------
* Items that are management's contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


(b)      Reports on Form 8-K

         A Report on Form 8-K dated October 4, 2000 reporting under Items 5 and 7 was filed November 9, 2000.

(c)      See Exhibit Index and exhibits attached to this report.

(d)      Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2001               Minnesota Corn Processors, LLC


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

SIGNATURE                           TITLE                              DATE

/s/ L. Dan Thompson          President and Chief Executive        March 26, 2001
---------------------------  Officer (principal executive
L. Dan Thompson              officer)

/s/ Daniel H. Stacken        Chief Financial Officer              March 26, 2001
---------------------------  (principal financial)
Daniel H. Stacken

/s/ Brad Bacon               Controller                           March 26, 2001
---------------------------  (principal accounting officer)
Brad Bacon

/s/ Jerome N. Jacoby         Chairman of the Board &              March 26, 2001
---------------------------  Director
Jerome N. Jacoby

/s/ Sander Allen Ludeman VI  Vice-Chairman & Director             March 26, 2001
---------------------------
Sander Allen Ludeman VI

/s/ Doug Finstrom            Director                             March 26, 2001
---------------------------
Doug Finstrom

/s/ Kim Larson               Director                             March 26, 2001
---------------------------
Kim Larson

                             Director
---------------------------
Duane Adams

/s/ Howard Dahlager          Director                             March 26, 2001
---------------------------
Howard Dahlager

/s/ Kenneth Robinson         Director                             March 26, 2001
---------------------------
Kenneth Robinson

/s/ David J. Scheibel        Director                             March 26, 2001
---------------------------
David J. Scheibel

/s/ Steve Lipetzky           Director                             March 26, 2001
---------------------------
Steve Lipetzky

/s/ Dennis Fultz             Director                             March 26, 2001
---------------------------
Dennis Fultz

/s/ Roger E. Fjerkenstad     Director                             March 26, 2001
---------------------------
Roger E. Fjerkenstad

/s/ Galen L. Rud             Director                             March 26, 2001
---------------------------
Galen L. Rud

/s/ Daniel Dybsetter         Director                             March 26, 2001
---------------------------
Daniel Dybsetter

/s/ John R. Jerzak           Director                             March 26, 2001
---------------------------
John R. Jerzak

/s/ Dean Buesing             Director                             March 26, 2001
---------------------------
Dean Buesing

/s/ John P. Hennen           Director                             March 26, 2001
---------------------------
John P. Hennen

/s/ Jim Gervais              Director                             March 26, 2001
---------------------------
Jim Gervais

/s/ Ron Kirchner             Director                             March 26, 2001
---------------------------
Ron Kirchner

/s/ Kenneth L. Regier        Director                             March 26, 2001
---------------------------
Kenneth L. Regier

/s/ Larry Dowd               Director                             March 26, 2001
---------------------------
Larry Dowd

                             Director
---------------------------
Andrew V. Jensen

/s/ Rodney G. Hassebrook     Director                             March 26, 2001
---------------------------
Rodney G. Hassebrook

/s/ Robert J. Bender         Director                             March 26, 2001
---------------------------
Robert J. Bender

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

MCP has not yet sent to security holders an annual report or proxy statement. MCP intends to send to its security holders an annual report covering the period ended December 31, 2000. It does not intend to send any proxy material related to an annual or other meeting of security holders.

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                 DESCRIPTION

2.1 Plan of Merger by and between Minnesota Corn Processors, Inc. and Minnesota Corn Processors of Colorado, dated June 26, 2000 (incorporated herein by reference to Exhibit 2.1 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

2.2 Plan of Merger by and between Minnesota Corn Processors Colorado and Minnesota Corn Processors, LLC, dated June 26, 2000 (incorporated herein by reference to Exhibit 2.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

3.1                 Articles of Organization of Minnesota Corn Processors, LLC.
                    (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-K filed on June 28, 2000.)

3.2 Third Amended and Restated Operating Agreement of Minnesota Corn Processors, LLC. (Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-K filed on June 28, 2000.)

4.1 Note Purchase Agreement dated as of August 26, 1997 (incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.1 Master Equipment Lease Agreement between Fleet Capital Corporation and Minnesota Corn Processors, Inc., dated April 9, 1998 (incorporated herein by reference to Exhibit 10.3 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.2 Firm Sales/Purchase Agreement between Minnesota Corn Processors, Inc. and Wascana Energy Marketing (U.S.) Inc., dated December 30, 1996 (incorporated herein by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.3 Natural Gas Purchase and Sale Contract between Minnesota Corn Processors, Inc. and Husky Gas Marketing Inc., dated November 1, 1996 (incorporated herein by reference to Exhibit 10.5 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.4 Amended and Restated Secured Credit Agreement among Minnesota Corn Processors, Inc., Liquid Sugars, Inc., Harris Trust and Savings Bank and U.S. Bancorp Ag Credit, dated as of November 4, 1998 (incorporated herein by reference to Exhibit 10.6 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.5 Employment Agreement of L. Daniel Thompson, dated April 1, 2000 (incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form 10-K filed on June 28, 2000).*

10.7 Corn Steep Agreement between Minnesota Corn Processors and Liquid Corn, Inc. (incorporated herein by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-4 (Registration No. 333-71213)).

10.8 Limited Liability Company Agreement of CornProductsMCP Sweeteners LLC dated December 1, 2000 by and between CornProductsMCP Sweeteners LLC, Corn Products International, Inc. and Minnesota Corn Processors, LLC.

10.9 Supply Agreement made as of January 1, 2001 by and between CornProductsMCP Sweeteners LLC, Corn Products International, Inc. and Minnesota Corn Processors, LLC.

-----------
* Items that are management's contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.