Form 10-Q
period 2001-03-31
MINNESOTA CORN PROCESSORS LLC
filed 2001-05-15
CIK 1077133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

        On May 7, 2001, the number of the registrant’s Class A voting units outstanding were 136,623,940. The number of the registrant’s Class B nonvoting units outstanding as of May 7, 2001, was 58,622,340, all of which are held by Archer Daniels Midland Company.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

MINNESOTA CORN PROCESSORS, LLC
Condensed Statement of Operations and Other Comprehensive Loss
UNAUDITED
(In Millions)

	For the Quarter Ended March 31,
	2001	2000

Net sales, storage and handling charges	$150.4	$150.2
Cost of sales	146.5	141.1

Gross profit	3.9	9.1
Selling, general and administrative expenses	6.2	8.4

Net operating income (loss)	(2.3)	0.7

Other Income (Expense)
Interest expense	(5.1)	(5.4)
Interest and other income	0.0	0.2

Total interest and other expense	(5.1)	(5.2)

Income (loss) before joint venture	(7.4)	(4.5)
Income from joint venture	4.1	0.0

Net loss before provision for income taxes	(3.3)	(4.5)
Provision for state income taxes	0.1	0.0

Net income (loss)	(3.4)	(4.5)

Other comprehensive loss
Unrealized gain (loss) on derivatives:
Gain (loss) arising during period	(6.3)	0.0
Reclassification adjustment	0.9	0.0
Unrealized gain on foreign currency translation:
Gain (loss) arising during period	0.1	0.0
Reclassification adjustment	0.0	0.0

Other comprehensive loss	(5.3)	0.0

Comprehensive income (loss)	($ 8.7)	($ 4.5)

See accompanying notes to condensed financial statements

MINNESOTA CORN PROCESSORS, LLC
Condensed Balance Sheets
UNAUDITED
(In Millions)

	March 31, 2001	December 31, 2000

ASSETS
Current Assets
Cash and cash equivalents	$0.2	$2.9
Receivables	66.0	63.1
Inventories	50.3	50.1
Prepaids and other assets	3.8	4.3
Fair value of derivatives net of margin deposits	2.3	5.1

Total current assets	122.6	125.5

Investments and other assets
Investments	11.2	10.4
Deferred debt refinancing costs	2.7	2.8
Cash surrender value of life insurance	0.2	0.2
Non-current receivables	0.1	0.2
Non-current prepaids	1.3	1.4
Goodwill	5.1	5.2

Total investments and other assets	20.6	20.2

Property, plant, and equipment	743.2	737.7
Accumulated depreciation	294.5	282.5

Net property, plant, and equipment	448.7	455.2

Total assets	$591.9	$600.9

See accompanying notes to condensed financial statements

MINNESOTA CORN PROCESSORS, LLC
Condensed Balance Sheets
UNAUDITED
(In Millions)

	March 31, 2001	December 31, 2000

LIABILITIES AND MEMBER EQUITIES
Current Liabilities
Short-term notes payable	$0.0	$0.1
Current portion of long-term debt	3.7	3.9
Accounts payable - grain	6.1	8.4
Accounts payable - other	32.1	21.9
Income taxes payable	0.3	0.3
Accrued payroll costs	4.0	3.6
Accrued real estate taxes	2.7	2.1
Accrued interest expense	1.7	5.5
Accrued expenses and taxes	1.6	1.5

Total current liabilities	52.2	47.3
Long-term debt	251.7	256.7

Total liabilities	303.9	304.0

Member Equities
Class A units	175.9	176.1
Class B units	121.0	121.0
Current period loss	(3.4)	—
Accumulated other comprehensive loss	—	—
Net unrealized loss on fair value of derivatives	(5.6)	(0.2)
Unrealized gain on foreign currency translation	0.1	0.0

Total member equities	288.0	296.9

Total liabilities and member equities	$591.9	$600.9

See accompanying notes to condensed financial statements

MINNESOTA CORN PROCESSORS, LLC
Condensed Statement of Cash Flows
UNAUDITED
(In Millions)

	For the Quarter Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($ 3.4)	($ 4.5)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	12.3	12.1
Investment impairment loss	0.0	(0.1)
(Gain) loss on disposal of property and equipment	0.0	0.6
Provision for doubtful accounts	0.2	0.2
Change in operating assets and liabilities	(0.3)	4.7

Net cash provided by operating activities	8.8	13.0

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(5.5)	(2.0)
Investments purchased	(0.7)	(2.8)

Net cash used by investing activities	(6.2)	(4.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on short-term borrowings	(0.1)	(0.2)
Principal payments on long-term debt	(5.0)	(10.4)
Value added payment	0.0	(4.1)
Decrease in long-term receivables	0.0	0.8
Equity redemption	(0.2)	0.0

Net cash used by financing activities	(5.3)	(13.9)

Net Decrease in Cash	(2.7)	(5.7)
Cash at beginning of period	2.9	16.2

Cash at end of period	$0.2	$10.5

See accompanying notes to condensed financial statements

MINNESOTA CORN PROCESSORS, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full twelve-month period. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the period ended December 31, 2000.

NOTE 2 – INVENTORIES

Principal elements of inventories were as follows:

	(In Millions)
	March 31, 2001	December 31, 2000

Unprocessed corn	$2.5	$3.0
Grain at elevators	8.9	8.4
Chemicals, raw material supplies, and coal	5.4	5.1
Goods in process of manufacture	2.2	2.1
Finished goods	17.1	16.4
Repair parts	10.3	10.7
Sweetener - bulk and specialty products	2.7	3.4
Fertilizer and chemicals	1.2	1.0

TOTAL INVENTORIES	$50.3	$50.1

NOTE 3 – COMMITMENTS AND CONTINGENCIES

MCP is involved in various claims at March 31, 2001. In the opinion of management, the ultimate liability for such claims would not have a material adverse financial effect upon the company. Management further believes that all or part of any potential liability for certain of these claims will be covered by insurance, and management is vigorously defending all such claims against the company.

It is expected that MCP’s total cost to complete the construction in progress at March 31, 2001, will approximate $23 million.

NOTE 4 – RECLASSIFICATIONS

Certain amounts in the March 31, 2000 condensed statement of operations and other comprehensive loss were reclassified in order to conform to the March 31, 2001 presentation. These reclassifications had no effect on the previously reported net loss.

NOTE 5 – JOINT VENTURE

Effective January 1, 2001, the Company became a 50% member of CornProductsMCP Sweeteners LLC (CPMCP), for the purpose of marketing the majority of the sweetener products produced by the Company. In January 2001, the Company made an initial cash contribution of $500,000 to capitalize the newly formed LLC. As part of the new LLC operating agreement, the Company entered into a formal supply agreement that specifies the products and quantities that will be sold to CornProductsMCP Sweeteners LLC.

Summary income statement information for CPMCP for the three months ended March 31, 2001 is as follows:

(In Millions)

Net sales	$166.7
Cost of sales	(157.7)

Gross profit	9.0
Selling, general and administrative expenses	(2.2)
Commission income	0.7

Net income	$7.5

Equitable share of net income in CPMCP, as of March 31, 2001	$4.1

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

        NET SALES. Net sales for the quarter ended March 31, 2001 totaled $150.4 million, virtually unchanged from sales of $150.2 million from the same quarter of last year. Sweetener prices were relatively stable compared to last year, while sales volumes for sweeteners were down slightly for the quarter. Increases in net sales resulting from higher starch and ethanol volumes, as well as higher ethanol prices, were offset by lower net selling prices for starch and co-products, particularly corn germ.

        COST OF SALES. Cost of sales totaled $146.5 million for the quarter ended March 31, 2001, or $5.4 million more than the quarter ended March 31, 2000. Increases in corn and energy cost as a result of higher unit costs for these items were offset by a decrease in the cost of purchased products for resale. Other manufacturing costs for the quarter remained relatively unchanged.

        GROSS PROFIT. Gross profit for the second quarter ended March 31, 2001 was $3.9 million or a decrease of $5.2 million for the comparable quarter of 2000. The slight increase in net sales of $0.2 million and the increase in cost of sales of $5.4 million account for the decrease in gross profit for the quarter.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the current quarter were down 26% or $2.2 million over the comparable quarter last year. For the quarter ended March 31, 2000 MCP incurred additional costs in consulting fees, travel expenses and computer fees related to the Y2K and system conversion isues that were not recorded in the current quarter. In addition, the company transferred approximately $0.9 million of selling expenses related to sweeteners to its sweetener marketing company, Corn ProductsMCP Sweeteners, LLC.

        NET OPERATING INCOME (LOSS). For the quarter net operating income decreased $3.0 million as compared to the quarter ended March 31, 2000. The decrease of $5.2 million in gross profit, and the decrease of $2.2 million in selling, general and administrative expenses account for this decrease.

        OTHER INCOME (EXPENSE). Other expense remained relatively flat from quarter to quarter. A slight decrease in interest expense was offset by a small increase in other expenses. The overall change for the quarter was a $0.1 million decrease in other expenses.

        INCOME (LOSS) BEFORE JOINT VENTURE. The loss before income from joint venture was ($7.4) million for the quarter ended March 31, 2001, compared to a loss of ($4.5) for the comparative quarter of last year. The $2.9 million increase in this loss for the quarter is the result of the $3.0 million decrease in net operating profits and the $0.1 million decrease in other expenses.

        INCOME FROM JOINT VENTURE. The company’s share of net income from its joint venture for the quarter ended March 31, 2001 was $4.1 million. The company did not have any joint ventures during the first quarter of last year and, therefore, recorded no income from such activities.

        NET INCOME (LOSS). The net loss for the quarter ended March 31, 2001 was ($3.4) million, an improvement of $1.1 million from the comparable quarter for last year. The decrease of $2.9 million in income before joint ventures combined with the $4.1 million of income from joint ventures and the $0.1 million increase in the provision for income taxes account for this improvement.

        COMPREHENSIVE LOSS. The company has comprehensive income or loss as a result of complying with FAS-133, Accounting for the Derivative Instruments and Hedging Activities. The majority of the company’s other comprehensive loss is the result of a change in the fair value of its derivatives designated and accounted for as cash flow hedges for corn as of March 31, 2001. The company did not have any comprehensive income or loss for the first quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the company’s total assets were $591.9 million, as compared to $600.9 million at December 31, 2000. Current assets decreased by $2.9 million, with the majority of the decrease in cash as a result of prepaying long-term debt and the accrued interest. Net property, plant and equipment decreased by $6.5 million primarily as a result of recording depreciation expense in excess of new capital additions.

Cash flows for the three months were used to fund capital projects and debt repayments. Net cash provided by operating activities was $8.8 million, primarily as a result of depreciation and amortization. Cash used for investing activities totaled $6.2 million, reflecting normal capital expenditures for the plants, as well as other capital expenditures. The $5.3 million of cash used for financing activities was primarily for the prepayment of long-term debt.

The company’s senior notes outstanding were $255 million at March 31, 2001, compared to $260 million at December 31, 2000. In addition to its senior notes, the company has a $50 million revolving line of credit facility. There was no outstanding balance on the line of credit at either March 31, 2001 or December 31, 2000.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

         On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, “accounting for derivative instruments and hedging activities.” The Company uses derivative financial instruments to minimize the exposure of price risk related to corn and natural gas purchases used in the manufacturing process, and price risk in the sales of feed co-products. The derivative financial instruments consist of open futures contracts on established futures exchanges and are valued at fair value in the December 31, 2000 balance sheet, net of margin deposits.

         The contracts used to mitigate the price risk related to corn and natural gas purchases are designated as effective cash flow hedges for a portion of the corn and natural gas usage over the next nine months. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income, and are reclassified into net income in the month in which the purchases being hedged are recognized or if the hedge is determined to be ineffective. At December 31, 2000, the Company had a balance of $230,251 of unrealized losses related to future transactions, which is expected to be recognized in earnings within the next twelve months. The ineffective portion of these hedges recognized in net income during the six months ended December 31, 2000 was a loss of $38,750. The cumulative adjustment of these contracts was to record a loss of $16,978,319 in other comprehensive income at July 1, 2000.

         The contracts used to mitigate the price risk related to sales of fee co-products are not designated and accounted for as effective cash flow hedging instruments, and therefore the related unrealized gains and losses are recorded in net earnings monthly. The cumulative adjustment of these contracts was to record a gain of $2,867,405 at July 1, 2000.

         To obtain a proper matching of revenue and expense, gains or losses arising from open and closed effective cash flow hedging transactions are included in inventories as a cost of the commodities and reflected in the statement of earnings when the product is sold.

PART II – Other Information

ITEM 1.	Legal Proceedings None.

ITEM 2.	Changes in Securities and Use of Proceeds None.

ITEM 3.	Defaults Upon Senior Securities None.

ITEM 4.	Submission of Matters to a Vote for Security Holders None.

ITEM 5.	Other Information None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits None.

(b)	Reports on Form 8-K
A Report on Form 8-K dated January 3, 2001 reporting under Items 7 and 8 was filed January 18, 2001.
A Report on Form 8-K dated February 20, 2001 reporting under Items 5 and 7 was filed March 6, 2001.
A Report on Form 8-K dated March 14, 2001 reporting under Items 5 and 7 was filed March 15, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINNESOTA CORN PROCESSORS, LLC

Dated: May 14, 2001

By /s/ Dan Thompson
L. Dan Thompson
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2001

By /s/ Daniel H. Stacken
Daniel H. Stacken
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
None.