Form 10-Q
period 2001-06-30
MINNESOTA CORN PROCESSORS LLC
filed 2001-08-13
CIK 1077133

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                Yes _X_   No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         On August 9, 2001, the number of the registrant's Class A voting units outstanding were 136,623,940. The number of the registrant's Class B nonvoting units outstanding as of August 9, 2001, were 58,622,340, all of which are held by Archer Daniels Midland Company.

                          PART I - FINANCIAL INFORMTION

ITEM 1.  FINANCIAL STATEMENTS.


                         MINNESOTA CORN PROCESSORS, LLC
     CONDENSED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                                    UNAUDITED
                                  (IN MILLIONS)

                                                                                  FOR THE               FOR THE
                                                                               QUARTER ENDED        SIX MONTHS ENDED
                                                                                  JUNE 30,              JUNE 30,
                                                                            -----------------------------------------
                                                                              2001       2000       2001       2000
                                                                            --------   --------   --------   --------
NET SALES, STORAGE AND HANDLING CHARGES                                     $  173.8   $  149.7   $  324.2   $  299.9

COST OF GOODS                                                                  153.7      133.3      300.2      274.4
                                                                            --------   --------   --------   --------

  GROSS PROFIT                                                                  20.1       16.4       24.0       25.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     7.0        6.4       13.2       14.8
                                                                            --------   --------   --------   --------

  NET OPERATING INCOME                                                          13.1       10.0       10.8       10.7
                                                                            --------   --------   --------   --------

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE                                                              (4.8)      (5.3)      (9.9)     (10.7)
  INTEREST AND OTHER INCOME                                                     (0.6)       1.3       (0.6)       1.5
                                                                            --------   --------   --------   --------

  TOTAL INTEREST AND OTHER EXPENSE                                              (5.4)      (4.0)     (10.5)      (9.2)
                                                                            --------   --------   --------   --------

INCOME BEFORE SHARE OF JOINT VENTURE INCOME                                      7.7        6.0        0.3        1.5

INCOME FROM SHARE OF JOINT VENTURE                                               3.8        0.0        7.9        0.0
                                                                            --------   --------   --------   --------

NET INCOME BEFORE PROVISION FOR INCOME TAXES                                    11.5        6.0        8.2        1.5

PROVISION FOR STATE INCOME TAXES                                                 0.2        0.1        0.3        0.1
                                                                            --------   --------   --------   --------

NET INCOME                                                                      11.3        5.9        7.9        1.4
                                                                            --------   --------   --------   --------

OTHER COMPREHENSIVE INCOME (LOSS) UNREALIZED GAIN (LOSS) ON DERIVATIVES:
    GAIN (LOSS) ARISING DURING PERIOD                                           (6.7)       0.0      (13.0)       0.0
    RECLASSIFICATION ADJUSTMENT                                                 (0.4)       0.0        0.5        0.0
  UNREALIZED GAIN ON FOREIGN CURRENCY TRANSLATION:
    GAIN (LOSS) ARISING DURING PERIOD                                           (0.1)       0.0        0.0        0.0
                                                                            --------   --------   --------   --------

OTHER COMPREHENSIVE LOSS                                                        (7.2)       0.0      (12.5)       0.0
                                                                            --------   --------   --------   --------

COMPREHENSIVE INCOME (LOSS)                                                 $    4.1   $    5.9   ($   4.6)  $    1.4
                                                                            ========   ========   ========   ========


            See accompanying notes to condensed financial statements

                         MINNESOTA CORN PROCESSORS, LLC
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                  (IN MILLIONS)


                                                       JUNE 30,    DECEMBER 31,
               ASSETS                                    2001         2000
--------------------------------------------------    ----------    ----------
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                           $      3.5    $      2.9
  RECEIVABLES                                               76.8          63.1
  INVENTORIES                                               33.4          50.1
  PREPAIDS AND OTHER ASSETS                                  2.2           4.3
  FAIR VALUE OF DERIVATIVES NET OF MARGIN DEPOSITS           3.4           5.1
                                                      ----------    ----------

TOTAL CURRENT ASSETS                                       119.3         125.5
                                                      ----------    ----------

INVESTMENTS AND OTHER ASSETS
  INVESTMENTS                                               11.2          10.4
  DEFERRED DEBT REFINANCING COSTS                            2.7           2.8
  CASH SURRENDER VALUE OF LIFE INSURANCE                     0.2           0.2
  NON-CURRENT RECEIVABLES                                    0.0           0.2
  NON-CURRENT PREPAIDS                                       1.2           1.4
  GOODWILL                                                   4.9           5.2
                                                      ----------    ----------

TOTAL INVESTMENTS AND OTHER ASSETS                          20.2          20.2
                                                      ----------    ----------

PROPERTY, PLANT, AND EQUIPMENT                             751.5         737.7
   ACCUMULATED DEPRECIATION                                306.3         282.5
                                                      ----------    ----------

NET PROPERTY, PLANT, AND EQUIPMENT                         445.2         455.2
                                                      ----------    ----------


TOTAL ASSETS                                          $    584.7    $    600.9
                                                      ==========    ==========


            See accompanying notes to condensed financial statements

                         MINNESOTA CORN PROCESSORS, LLC
                            CONDENSED BALANCE SHEETS
                                    UNAUDITED
                                  (IN MILLIONS)


                                                                     JUNE 30,  DECEMBER 31,
                                                                       2001       2000
                                                                     --------   --------
  LIABILITIES AND MEMBER EQUITIES
-----------------------------------
CURRENT LIABILITIES
  SHORT- TERM NOTES PAYABLE                                          $    0.0   $    0.1
  CURRENT PORTION OF LONG-TERM DEBT                                       3.7        3.9
  ACCOUNTS PAYABLE - GRAIN                                                6.9        8.4
  ACCOUNTS PAYABLE - OTHER                                               25.6       21.9
  INCOME TAXES PAYABLE                                                    0.4        0.3
  ACCRUED PAYROLL COSTS                                                   3.8        3.6
  ACCRUED REAL ESTATE TAXES                                               2.3        2.1
  ACCRUED INTEREST EXPENSE                                                5.3        5.5
  ACCRUED EXPENSES AND TAXES                                              1.2        1.5
                                                                     --------   --------

TOTAL CURRENT LIABILITIES                                                49.2       47.3

LONG-TERM DEBT                                                          246.6      256.7
                                                                     --------   --------

TOTAL LIABILITIES AND DEBT                                              295.8      304.0
                                                                     --------   --------

MEMBER EQUITIES
  CLASS A UNITS                                                         173.7      176.1
  CLASS B UNITS                                                         120.0      121.0
  CURRENT PERIOD INCOME                                                   7.9
  ACCUMULATED OTHER COMPREHENSIVE LOSS:
  NET UNREALIZED LOSS ON FAIR VALUE OF DERIVATIVES                      (12.7)      (0.2)
  UNREALIZED GAIN ON FOREIGN CURRENCY TRANSLATION                         0.0        0.0
                                                                     --------   --------

TOTAL MEMBER EQUITIES                                                   288.9      296.9
                                                                     --------   --------

TOTAL LIABILITIES AND MEMBER EQUITIES                                $  584.7   $  600.9
                                                                     ========   ========

            See accompanying notes to condensed financial statements

                         MINNESOTA CORN PROCESSORS, LLC
                        CONDENSED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                  (IN MILLIONS)


                                                        FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -----------------
                                                             2001      2000
                                                           -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
    NET INCOME                                             $   7.9   $   1.4
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
           CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                           24.3      23.5
      INVESTMENT IMPAIRMENT LOSS                               0.0      (0.1)
      (GAIN) LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT        0.0      (0.4)
      PROVISION FOR DOUBTFUL ACCOUNTS                          0.5       0.3
      CHANGE IN OPERATING ASSETS AND LIABILITIES              (3.9)    (11.4)
                                                           -------   -------

        NET CASH PROVIDED BY OPERATING ACTIVITIES             28.8      13.3
                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITES
    ADDITIONS TO PROPERTY AND EQUIPMENT                      (13.8)     (4.7)
    PROCEEDS FROM DISPOSAL OF PROPERTY & EQUIPMENT             0.0       1.2
    INVESTMENTS PURCHASED                                     (0.7)     (2.8)
                                                           -------   -------

        NET CASH USED BY INVESTING ACTIVITIES                (14.5)     (6.3)
                                                           -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
    PRINCIPAL PAYMENTS ON SHORT-TERM BORROWINGS               (0.3)     (0.2)
    PRINCIPAL PAYMENTS ON LONG-TERM DEBT                     (10.1)    (10.5)
    VALUE ADDED PAYMENTS                                       0.0     (12.7)
    EQUITY DISTRIBUTIONS                                      (3.3)      0.0
    DECREASE IN LONG-TERM RECEIVABLES                          0.1       0.8
    EQUITY REDEMPTION                                         (0.1)      0.0
                                                           -------   -------

        NET CASH USED BY FINANCING ACTIVITIES                (13.7)    (22.6)
                                                           -------   -------

NET DECREASE IN CASH                                           0.6     (15.6)

CASH AT BEGINNING OF PERIOD                                    2.9      16.2
                                                           -------   -------

CASH AT END OF PERIOD                                      $   3.5   $   0.6
                                                           =======   =======


            See accompanying notes to condensed financial statements

                         MINNESOTA CORN PROCESSORS, LLC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the second quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for a full twelve-month period. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2000.


NOTE 2 - INVENTORIES

Principal elements of inventories were as follows:
                                                          (In Millions)
                                                     June 30,      December 31,
                                                      2001            2000
                                                     -------         ------

Unprocessed corn                                     $   2.4         $  3.0
Grain at elevators                                       3.9            8.4
Chemicals, raw material supplies, and coal               5.4            5.1
Goods in process of manufacture                          1.9            2.1
Finished goods                                           7.8           16.4
Repair parts                                            10.1           10.7
Sweetener - bulk and specialty products                  1.7            3.4
Fertilizer and chemicals                                 0.2            1.0
                                                     -------         ------

Total inventories                                    $  33.4         $ 50.1
                                                     =======         ======


NOTE 3 - COMMITMENTS AND CONTINGENCIES

MCP is involved in various claims at June 30, 2001. In the opinion of management, the ultimate liability for such claims would not have a material adverse financial effect upon the company. Management further believes that all or part of any potential liability for certain of these claims will be covered by insurance, and management is vigorously defending all such claims against the company.

It is expected that the total costs to complete the construction in progress at June 30, 2001, for MCP will approximate $ 19.6 million.

NOTE 4 - RECLASSIFICATIONS

Certain amounts in the June 30, 2000 condensed statement of operations and other comprehensive income were reclassified in order to conform to the June 30, 2001 presentation. These reclassifications had no effect on previously reported net loss.


NOTE 5 - JOINT VENTURE

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

Summarized income statement information for CPMCP for the three-months and six-months ended June 30, 2001 is as follows:

                                                 For the            For the
                                              Quarter Ended     Six-Months Ended
                                              June 30, 2001      June 30, 2001

Net sales                                        $192.1              $358.8
Cost of sales                                    (181.9)             (339.6)
                                                 ------              ------
    Gross profit                                   10.2                19.2
Selling, general and administrative expenses       (2.9)               (5.1)
Commission income                                   0.6                 1.3
                                                 ------              ------

Net income                                       $  7.9              $ 15.4
                                                 ======              ======

Equitable share of net income in CPMCP           $  3.7              $  7.8
                                                 ======              ======


NOTE 6 - SUBSEQUENT EVENTS

On July 1, 2001, the Company acquired the assets of Liquid Corn, Inc. Minnesota
(LCI) for approximately $3.3 million. The acquisition has been accounted for using the purchase method of accounting and results of operations of LCI will be included subsequent to the acquisition date. The purchase price will be assigned to the net assets acquired based on management's estimate of the fair value of such assets at the date of acquisition. The pro forma operating results for 2001 assuming this acquisition had been consummated as of January 1, 2000, would not be materially different from reported operating results.

On July 19, 2001, the Company executed a Supplemental Executive Retirement Plan, made effective for purposes of calculating benefits and service as of December 1, 2000. This plan provides for death and supplemental retirement benefits to certain executive staff, which will be funded by life insurance policies. No costs were incurred for this plan for the six-months ended June 30, 2001.

NOTE 7 - FUTURE CHANGE IN ACCOUNTING PRINCIPLE

In July 2001, the Financial Accounting Standards Board issued Statement No. 142
- "GOODWILL AND OTHER INTANGIBLE ASSETS". This statement will require Goodwill not be amortized, but instead be tested for impairment annually. Other intangible assets should be amortized over their useful life, and reviewed for impairment. The Company will adopt the new standard beginning with its 2002 fiscal year, the year in which adoption is first required. The impact of applying the new statement has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


         NET SALES. Net sales for the quarter ended June 30, 2001 totaled $173.8 million, up $24.1 million over the same quarter of last year. A one-time sale of sweetener inventory to the joint venture sweetener marketing company, Corn ProductsMCP Sweeteners LLC (CPMCP), accounts for approximately 60% of this increase. Most of the remaining 40% of the increase is attributed to increased ethanol sales. Higher prices and greater sales volumes account for the increase in ethanol sales. Net sales for the six months ended June 30, 2001 were $324.2 million compared to $299.9 million for the six months ended June 30, 2000, or an increase of $24.3 million. Increases resulting from the one-time inventory sale of sweeteners and increased ethanol sales were offset slightly by lower co-product sales primarily due to lower corn germ prices.


         COST OF SALES. Cost of sales totaled $153.7 million for the quarter ended June 30, 2001, or $20.4 million more than the quarter ended June 30, 2000. The one-time sale of sweetener inventory to CPMCP accounts for over 60% of the overall increase. Increases in products purchased for resale (particularly ethanol), labor, natural gas, and other manufacturing costs, partially offset by a decrease in corn costs, account for the additional increase in cost of sales. Cost of sales for the six months ended June 30, 2001 were $300.2 million compared to $274.4 million for the six months ended June 30, 2000, or an increase of $25.8 million. Increases in corn and energy cost as a result of higher unit costs for these items account for approximately 60% of the overall increase. The remaining increase in cost of sales is primarily the result of the one-time sale of sweetener inventory, as well as slight increases in labor and other manufacturing costs.


         GROSS PROFIT. Gross profit for the second quarter ended June 30, 2001 was $20.1 million or an increase of $3.7 million over the comparable quarter of 2000. The increase in net sales of $24.1 million offset by the increase in cost of sales of $20.4 million, accounts for the increase in gross profit for the quarter. For the six months ended June 30, 2001, gross profit was $24.0 million compared to $25.5 million for the six months ended June 30, 2000, or a decrease of $1.5 million. The $24.3 million increase in net sales was offset by the increase in cost of sales of $25.8 million.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the current quarter were up slightly, $0.6 million, over the comparable quarter last year. Increases in wages and related costs as well as increased legal costs, were offset by the decrease in S,G & A expenses related to transfers to CPMCP. For the six months ended June 30, 2001, selling general and administrative expenses were $1.6 million lower than the six months ended June 30, 2000. Similar to the quarter, increases in wages and related costs as well as legal costs have been offset by the transfer to CPMCP where appropriate.


         NET OPERATING INCOME (LOSS). For the quarter, net operating income increased $3.1 million as compared to the quarter ended June 30, 2000. The increase of $3.7 million in gross profit, offset by the increase in selling general and administrative expenses of $0.6 million accounts for this difference. For the six months ended June 30, 2001, net operating income was $10.8 million, or nearly equal to the $10.7 million of net operating income for the six months ended June 30, 2000. The decrease of $1.5 million in gross profit for the six months was offset by the decrease in selling, general and administrative expenses of $1.6 million for the same time period.

         OTHER INCOME (EXPENSE). Other expense for the quarter ended June 30, 2001 was $5.4 million, or an increase of $1.4 million as compared to the same quarter of last year. MCP recorded a one-time gain on the sale of its Emeryville, California facility, of $1.2 million in the quarter ended June 30, 2000. A decrease of $0.5 million in interest expense for the current quarter was offset by an increase of $0.7 million in other miscellaneous expenses. For the six months ended June 30, 2001, other expense was $10.5 million compared to $9.2 million for the six months ended June 30, 2000. Similar to the current quarter, there is no gain on the sale of assets recorded in the current six-month period. Also, a $0.8 million decrease in interest expense is offset by an increase in other miscellaneous expenses.

         INCOME BEFORE JOINT VENTURE. The income before share of income from joint venture was $7.7 million for the quarter ended June 30, 2001, compared to $6.0 million for the comparative quarter of last year. The $1.7 million increase for the quarter is the result of the $3.1 million increase in net operating income offset by the $1.4 million increase in other expenses. For the six months ended June 30, 2001, the income before share of income from joint venture was $0.3 million or $1.2 million less than the six months ended June 30, 2000. The slight increase of $0.1 million in net operating income was offset by the $1.3 million increase in other expense.

         INCOME FROM JOINT VENTURE. The company's share of net income from its joint venture for the quarter and six months ended June 30, 2001 was $3.8 million and $7.9 million, respectively. The company did not have any joint ventures during the comparative time period of last year and therefore, recorded no income from such activities.

         NET INCOME. Net income for the quarter ended June 30, 2001 was $11.3 million, an improvement of $5.4 million from the comparable quarter for last year. The increase of $1.7 million in income before joint venture combined with the $3.8 million of income from joint venture and the $0.1 million increase in the provision for income taxes account for this improvement. For the six months ended June 30, 2001, net income was $7.9 million compared to $1.4 million for the six months ended June 30, 2000. The decrease of $1.2 million in income before joint venture combined with the $7.9 million of income from joint venture, and the increase of $0.2 million in the provision for income taxes accounts for the $6.5 million improvement in net income.

         COMPREHENSIVE LOSS. The company has comprehensive income or loss as a result of the adoption of FAS-133, Accounting for Derivative Instruments and Hedging Activities effective July 1, 2000. The majority of the company's other comprehensive loss is the result of a change in the fair value of its derivatives designated and accounted for as cash flow hedges for corn as of June 30, 2001. The company did not have any comprehensive income or loss last year.


LIQUIDITY AND CAPITAL RESOURSES

At June 30, 2001 the company's total assets were $584.7 million, as compared to $600.9 million at December 31, 2000. Current assets decreased by $6.2 million. Decreases in inventories, prepaid expenses and fair value of derivatives were partially offset by an increase in receivables. Net property plant and equipment decreased by $10.0 million primarily as a result of recording depreciation expense in excess of new capital additions.

Cash flows for the six months ended June 30, 2001 were used to fund capital projects, debt payments, and equity distributions. Net cash flows provided by operating activities was $28.8 million. Cash used for investing activities totaled $14.5 million, reflecting normal capital expenditures for the plants, as well as other capital expenditures. The $13.7 million of cash used for financing activities was for the prepayment of long-term debt and the payment of distributions to the shareholders.

The company's senior notes outstanding were $250 million at June 30, 2001, compared to $260 million at December 31, 2000. In addition to it's senior notes, the company has a $50 million revolving line of credit facility. There was no outstanding balance on the line of credit at either June 30, 2001 or December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and is incorporated by reference. There have been no material changes to the Company's risk during the three months ended June 30, 2001.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

         The Company's Annual Meeting was held on June 28, 2001 where Board Member elections took place.

         ELECTION OF DIRECTORS

         Directors serve on Minnesota Corn Processors, LLC's Board a term of 3 years.

         The names of the Directors elected at the Annual Meeting on June 28, 2001 are as follows:

                  District 1 - Doug Finstrom
                  District 2 - Howard Dahlager
                  District 3 - Jerry Jacoby
                  District 5 - Dean Buesing
                  District 7 - Ron Krichner
                  District 8 - Ken Regier

         Each candidate in Districts 1, 5, 7 and 8 ran unopposed. They were elected by a motion that was seconded and approved by an oral vote by the shareholders present at the Company's Annual Meeting. Howard Dahlager, in District 2, received a total of 85 votes. His opponent, James R. Kosak, received 65 votes. Jerry Jacoby, in District 3, received a total of 133 votes. His opponent, Kevin Bock, received 109 votes.

The name of each Director whose term of office as a Director continued after the meeting is as follows:

                  Duane Adams
                  Kim Larson
                  Ken Robinson
                  David Scheibel
                  Steve Lipetzky
                  Dennis Fultz
                  Roger Fjerkenstad
                  Galen Rud
                  Daniel Dybsetter
                  John Jerzak
                  Sandy Ludeman
                  John P. Hennen
                  John Nelson
                  Jim Gervais
                  Larry Dowd
                  Andrew Jensen
                  Rod Hassebrook
                  Robert Bender

ITEM 5.  OTHER INFORMATION

         On July 22, 2001 Mr. Gary Wadas replaced Mr. Bradley Bacon as the Corporate Controller of Minnesota Corn Processors, LLC. Mr. Bacon left the Company to pursue employment opportunities elsewhere on July 13, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             None.

         (b) Reports on Form 8-K
             A Report on Form 8-K dated May 16, 2001 reporting under Item 5 was filed May 16, 2001.
             A Report on Form 8-K dated June 29, 2001 reporting under Item 7 was filed June 29, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MINNESOTA CORN PROCESSORS, LLC





Dated: August 13, 2001


                                 By /s/ L.Dan Thompson
                                    -----------------------------
                                    L. Dan Thompson
                                    President and Chief Executive Officer
                                    (principal executive officer)




Dated: August 13, 2001

                                 By /s/ Daniel H. Stacken
                                    -----------------------------
                                    Daniel H. Stacken
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                                                DESCRIPTION

None.