Form 10-Q
period 2001-09-30
MINNESOTA CORN PROCESSORS LLC
filed 2001-11-01
CIK 1077133

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

         On October 24, 2001, the number of the registrant's Class A voting units outstanding were 136,618,940. The number of the registrant's Class B nonvoting units outstanding as of October 24, 2001, were 58,622,340, all of which are held by Archer Daniels Midland Company.

                          PART I - FINANCIAL INFORMTION

ITEM 1.  FINANCIAL STATEMENTS.


                         MINNESOTA CORN PROCESSORS, LLC
     Condensed Statement of Operations and Other Comprehensive Income (Loss)
                                    UNAUDITED
                                  (In Millions)

                                                              For the Quarter Ended               For the 9 Months Ended
                                                                  September 30,                       September 30,
                                                          ------------------------------     ---------------------------------
                                                              2001            2000                2001              2000
                                                          -------------   --------------     ----------------  ---------------
Net sales, storage and handling charges                         $148.9           $139.7               $473.1           $439.6

Cost of goods                                                    131.4            128.7                431.6            403.1
                                                          -------------   --------------     ----------------  ---------------

  Gross profit                                                    17.5             11.0                 41.5             36.5

Selling, general and administrative expenses                       6.9              7.1                 20.1             21.9
                                                          -------------   --------------     ----------------  ---------------

  Net operating income                                            10.6              3.9                 21.4             14.6
                                                          -------------   --------------     ----------------  ---------------

Other Income (Expense)
  Interest expense                                                (4.6)            (5.4)               (14.5)           (16.1)
  Interest and other income                                       (0.6)             1.3                 (1.2)             2.8
                                                          -------------   --------------     ----------------  ---------------

  Total interest and other expense                                (5.2)            (4.1)               (15.7)           (13.3)
                                                          -------------   --------------     ----------------  ---------------

Income before share of joint venture income                        5.4             (0.2)                 5.7              1.3

Income from share of joint ventures                                3.5              0.0                 11.4              0.0
                                                          -------------   --------------     ----------------  ---------------

Net income before cumulative effect of
change in accounting principle                                     8.9             (0.2)                17.1              1.3

Cumulative effect of initial adoption FAS-133                      0.0              2.8                  0.0              2.8
                                                          -------------   --------------     ----------------  ---------------

Net income before provision for income taxes                       8.9              2.6                 17.1              4.1

Provision for state income taxes                                   0.2              0.0                  0.5              0.1
                                                          -------------   --------------     ----------------  ---------------

Net income                                                         8.7              2.6                 16.6              4.0
                                                          -------------   --------------     ----------------  ---------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on derivatives:
    Cumulative effect of initial adoption of FAS-133               0.0            (17.0)                 0.0            (17.0)
    Gain (loss) arising during period                              4.6              3.7                 (8.4)             3.7
    Reclassification adjustment                                   (0.2)             0.0                  0.3              0.0
  Unrealized gain on foreign currency translation:
    Gain (loss) arising during period                              0.0              0.0                  0.0              0.0
    Reclassification adjustment                                    0.0              0.0                  0.0              0.0
                                                          -------------   --------------     ----------------  ---------------

Other comprehensive income (loss)                                  4.4            (13.3)                (8.1)           (13.3)
                                                          -------------   --------------     ----------------  ---------------

Comprehensive income (loss)                                      $13.1           ($10.7)                $8.5            ($9.3)
                                                          =============   ==============     ================  ===============


           See accompanying notes to condensed financial Statements.

                         MINNESOTA CORN PROCESSORS, LLC
                            Condensed Balance Sheets
                                    UNAUDITED
                                  (In Millions)

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                              2001                2000
                                                                                      ------------------    ------------------
                      ASSETS
---------------------------------------------------
Current Assets
  Cash and cash equivalents                                                                        $7.2                  $2.9
  Receivables                                                                                      77.1                  63.1
  Inventories                                                                                      34.9                  50.1
  Prepaids and other assets                                                                         1.9                   4.3
  Fair value of derivatives net of margin deposits                                                  5.1                   5.1
                                                                                      ------------------    ------------------

Total current assets                                                                              126.2                 125.5
                                                                                      ------------------    ------------------

Investments and other assets
  Investments                                                                                      12.5                  10.4
  Deferred debt refinancing costs                                                                   2.6                   2.8
  Cash surrender value of life insurance                                                            0.2                   0.2
  Notes receivable                                                                                  2.2                   0.2
  Non-current prepaids                                                                              1.2                   1.4
  Goodwill                                                                                          4.7                   5.2
                                                                                      ------------------    ------------------

Total investments and other assets                                                                 23.4                  20.2
                                                                                      ------------------    ------------------

Property, plant, and equipment                                                                    762.4                 737.7
   Accumulated depreciation                                                                       318.1                 282.5
                                                                                      ------------------    ------------------

Net property, plant, and equipment                                                                444.3                 455.2
                                                                                      ------------------    ------------------


Total assets                                                                                     $593.9                $600.9
                                                                                      ==================    ==================


         LIABILITIES AND MEMBER EQUITIES
---------------------------------------------------

Current Liabilities
  Short- term notes payable                                                                        $0.0                  $0.1
  Current portion of long-term debt                                                                 3.7                   3.9
  Accounts payable - grain                                                                          4.2                   8.4
  Accounts payable - other                                                                         30.6                  21.9
  Income taxes payable                                                                              0.6                   0.3
  Accrued payroll costs                                                                             4.0                   3.6
  Accrued real estate taxes                                                                         2.4                   2.1
  Accrued interest expense                                                                          1.5                   5.5
  Accrued expenses and taxes                                                                        1.8                   1.5
                                                                                      ------------------    ------------------

Total current liabilities                                                                          48.8                  47.3

Long-term debt                                                                                    243.1                 256.7
                                                                                      ------------------    ------------------

Total liabilities and debt                                                                        291.9                 304.0
                                                                                      ------------------    ------------------


Member Equities
  Class A units                                                                                   173.9                 176.1
  Class B units                                                                                   119.9                 121.0
  Current period income                                                                            16.6
  Accumulated other comprehensive loss:
      Net unrealized loss on fair value of derivatives                                             (8.4)                 (0.2)
                                                                                      ------------------    ------------------

Total member equities                                                                             302.0                 296.9
                                                                                      ------------------    ------------------

Total liabilities and member equities                                                            $593.9                $600.9
                                                                                      ==================    ==================


           See accompanying notes to condensed financial Statements.

                         MINNESOTA CORN PROCESSORS, LLC
                        Condensed Statement of Cash Flows
                                    UNAUDITED
                                  (In Millions)

                                                                                          For the 9 Months Ended
                                                                                              September 30,
                                                                                    -----------------------------------
                                                                                         2001               2000
                                                                                    ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                               $16.6                $4.0
    Adjustments to reconcile net income to net
           cash provided by operating activities:
      Depreciation and amortization                                                           36.2                35.4
      Investment impairment loss                                                               0.0                (0.1)
      Loss on disposal of property and equipment                                               0.0                (0.4)
      Adjustment for FAS-133 derivative valuation                                             (8.1)                1.0
      Provision for doubtful accounts                                                          0.7                 0.3
      Change in operating assets and liabilities                                               4.9                (8.3)
                                                                                    ---------------    ----------------

        Net cash provided by operating activities                                             50.3                31.9
                                                                                    ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITES
    Additions to property and equipment                                                      (24.6)              (16.9)
    Proceeds from disposal of property & equipment                                             0.0                 1.2
    Advances on notes receivable                                                              (2.1)                0.0
    Collections on notes receivable                                                            0.1                 3.2
    Investments purchased                                                                     (2.1)               (2.8)
                                                                                    ---------------    ----------------

        Net cash used by investing activities                                                (28.7)              (15.3)
                                                                                    ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on short-term borrowings                                               (0.1)               (0.7)
    Long-term borrowings                                                                       0.0                 6.0
    Principal payments on long-term debt                                                     (13.8)              (20.6)
    Value added payments                                                                       0.0               (18.1)
    Equity distributions                                                                      (3.3)                0.0
    Equity redemption                                                                         (0.1)                0.0
                                                                                    ---------------    ----------------

        Net cash used by financing activities                                                (17.3)              (33.4)
                                                                                    ---------------    ----------------

Net increase (decrease) in cash                                                                4.3               (16.8)

Cash at beginning of period                                                                    2.9                16.2
                                                                                    ---------------    ----------------

Cash at end of period                                                                         $7.2               ($0.6)
                                                                                    ===============    ================


           See accompanying notes to condensed financial Statements.

                         MINNESOTA CORN PROCESSORS, LLC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the third quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for a full twelve-month period. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2000.


NOTE 2 - INVENTORIES

Principal elements of inventories were as follows:       (In Millions)
                                                     September 30,  December 31,
                                                         2001           2000
                                                      ----------     ----------

Unprocessed corn                                      $      2.5     $      3.0
Grain at elevators                                           4.2            8.4
Chemicals, raw material supplies, and coal                   5.2            5.1
Goods in process of manufacture                              2.0            2.1
Finished goods                                               9.3           16.4
Repair parts                                                10.0           10.7
Sweetener - bulk and specialty products                      1.5            3.4
Fertilizer and chemicals                                     0.2            1.0
                                                      ----------     ----------

Total inventories                                     $     34.9     $     50.1
                                                      ==========     ==========


NOTE 3 - COMMITMENTS AND CONTINGENCIES

MCP is involved in various claims at September 30, 2001. In the opinion of management, the ultimate liability for such claims would not have a material adverse financial effect upon the company. Management further believes that all or part of any potential liability for certain of these claims will be covered by insurance, and management is vigorously defending all such claims against the company.

On September 26, 2001, MCP entered into an agreement with another company to advance up to $3 million as a promissory note, of which $2 million was advanced and included in notes receivables as of September 30, 2001.

It is expected that the total costs to complete the construction in progress at September 30, 2001, for MCP will approximate $ 14.4 million.

NOTE 4 - RECLASSIFICATIONS

Certain amounts in the September 30, 2000 condensed statement of operations and other comprehensive income were reclassified in order to conform to the September 30, 2001 presentation. These reclassifications had no effect on previously reported comprehensive net loss.


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

Summarized income statement information for CPMCP for the three-months and nine-months ended September 30, 2001 is as follows:

                                             For the               For the
                                          Quarter Ended        Nine-Months Ended
                                        September 30, 2001    September 30, 2001
                                        ------------------    ------------------
Net sales                                         $ 184.7               $ 543.5
Cost of sales                                      (174.6)               (514.2)
                                                  -------               -------
  Gross profit                                       10.1                  29.3
Selling, general and administrative expenses         (4.0)                 (9.1)
Commission income                                     0.5                   1.8
                                                  -------               -------

Net income                                           $6.6               $  22.0
                                                  =======               =======

Equitable share of net income in CPMCP               $3.5               $  11.4
                                                  =======               =======


NOTE 6 - PURCHASE OF FI MANKATO ENERGY, INC.

On August 31, 2001, MCP acquired 100% of the stock of FI Mankato Energy, Inc. for $750,000. The acquisition has been accounted for using the purchase method of accounting and the results of operations of FI Mankato Energy, Inc. are included subsequent to the acquisition date. Upon consolidation, the purchase price was assigned to the investment that FI Mankato Energy, Inc. held in Minnesota Energy, representing a 13.3% interest in Minnesota Energy. MCP is accounting for this investment in Minnesota Energy on the cost basis of accounting. The pro forma operating results for 2001, assuming this acquisition has been consummated as of January 1, 2001, would not be materially different from reported operating results.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


         NET SALES. Net sales for the quarter ended September 30, 2001 totaled $148.9 million, up $9.2 million over the same quarter of last year. Stronger ethanol sales, both in pricing and volume, account for over 50% of this increase. Improvements in co-product pricing, particularly corn germ and gluten meal account for the majority of the remaining increase. Net sales for the nine months ended September 30, 2001 were $473.1 million compared to $439.6 million for the nine months ended September 30, 2000, or an increase of $33.5 million. A one-time sale of sweetener inventory to our sweetener marketing company, Corn ProductsMCP Sweeteners, LLC (CPMCP), accounts for approximately 40% of the overall increase. Increased ethanol sales as a result of increased volumes and greater selling price accounts for the majority of the remaining increase.


         COST OF SALES. Cost of sales totaled $131.4 million for the quarter ended September 30, 2001, or $2.7 million more than the quarter ended September 30, 2000. Increases in corn costs, labor and utility costs were partially offset by a reduction in the cost of products purchased for resale and slightly lower natural gas cost. Cost of sales for the nine months ended September 30, 2001 were $431.6 million compared to $403.1 million for the nine months ended September 30, 2000, or an increase of $28.5 million. The one-time sale of sweetener inventory accounts for over 40% of the overall increase. The remaining increase results from greater corn and natural gas cost as a result of higher unit costs for these items, as well as higher labor and utility costs. These expenses were partially offset by lower costs of products purchased for resale and lower manufacturing chemical costs.


         GROSS PROFIT. Gross profit for the third quarter ended September 30, 2001 was $17.5 million or an increase of $6.5 million over the comparable quarter of 2000. The increase in net sales of $9.2 million offset by the increase in cost of sales of $2.7 million, accounts for the increase in gross profit for the quarter. For the nine months ended September 30, 2001, gross profit was $41.5 million compared to $36.5 million for the nine months ended September 30, 2000, or an increase of $5.0 million. The $33.5 million increase in net sales was offset by the increase in cost of sales of $28.5 million.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the current quarter were relatively unchanged, down $0.2 million, from the comparable quarter last year. For the nine months ended September 30, 2001, selling general and administrative expenses were $1.8 million lower than the nine months ended September 30, 2000. For both the quarter and the nine-month period, increases in wages and related costs as well as legal costs have been offset by the transfer of S, G & A expenses to CPMCP where appropriate.


         NET OPERATING INCOME. For the quarter, net operating income increased $6.7 million as compared to the quarter ended September 30, 2000. The increase of $6.5 million in gross profit, combined with the $0.2 million decrease in selling general and administrative expenses accounts for this difference. For the nine months ended September 30, 2001, net operating income was $21.4 million or $6.8 million more than the nine months ended September 30, 2000. The increase of $5.0 million in gross profit for the nine months along with the decrease in selling, general and administrative expenses of $1.8 million account for the $6.8 million increase.


         OTHER INCOME (EXPENSE). Other expense for the quarter ended September 30, 2001 was $5.2 million, or an increase of $1.1 million as compared to the same quarter of last year. MCP recorded a one-time reversal of a long-term bad debt reserve of $1.5 million in the quarter ended September 30, 2000 and recorded it as other income. During the current quarter, the company reserved approximately $1.0 million for the potential write down of an unusable asset. A decrease of $0.8 million in interest expense for the current quarter was offset by an increase of $1.9 million in other miscellaneous expenses. For the nine months ended September 30, 2001, other expense was $15.7 million compared to $13.3 million for the nine months ended September 30, 2000. In addition to the one-time reversal of a long-term bad debt reserve, the company also recorded a one time gain on the sale of its Emeryville, California facility in the amount of $1.2 million during the nine-month period ended September 30, 2000. Neither of these transactions are recorded in the current nine-month period. A $1.5 million decrease in interest expense is offset by an increase in other miscellaneous expenses.


         INCOME (LOSS) BEFORE JOINT VENTURE. The company's income before recording its share of income from joint ventures was $5.4 million for the quarter ended September 30, 2001, compared to a loss of ($0.2) million for the comparative quarter of last year. The $5.6 million increase for the quarter is the result of the $6.7 million increase in net operating income offset by the $1.1 million increase in other expenses. For the nine months ended September 30, 2001, the company's income before recording its share of income from joint ventures was $5.7 million or $4.4 million more than the nine months ended September 30, 2000. The increase of $6.8 million in net operating income was offset by the $2.4 million increase in other expense.


         INCOME FROM JOINT VENTURES. The company's share of net income from its joint ventures for the quarter and nine months ended September 30, 2001 was $3.5 million and $11.4 million, respectively. The company did not have any joint ventures during the comparative time period of last year and therefore, recorded no income from such activities.


         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The initial adoption of FAS-133, Accounting for Derivative Instruments and Hedging Activities, resulted in the company recording $2.8 million of income as a cumulative effect of a change in an accounting principle for the quarter and nine months ended September 30, 2000. This amount is based on the fair value of the company's derivatives used to hedge co-product sales as of July 1, 2000. There is no such change necessary or recorded for the nine months ended September 30, 2001.


         NET INCOME. Net income for the quarter ended September 30, 2001 was $8.7 million, an improvement of $6.1 million from the comparable quarter for last year. The increase of $5.6 million in income before joint ventures combined with the $3.5 million of income from joint ventures, the $2.8 million decrease for the cumulative effect of a change in an accounting principle, and the $0.2 million increase in the provision for income taxes account for this improvement. For the nine months ended September 30, 2001, net income was $16.6 million compared to $4.0 million for the nine months ended September 30, 2000. The increase of $4.4 million in income before joint ventures combined with the $11.4 million of income from joint ventures, the $2.8 million decrease for the cumulative effect of a change in an accounting principle, and the increase of $0.5 million in the provision for income taxes accounts for the $12.6 million improvement in net income.

         COMPREHENSIVE INCOME (LOSS). The company has comprehensive income or loss as a result of the adoption of FAS-133, Accounting for the Derivative Instruments and Hedging Activities effective July 1, 2000. The majority of the company's other comprehensive income or loss is the result of a change in the fair value of its derivatives designated and accounted for as cash flow hedges for corn as of September 30, 2001 and 2000. The company's comprehensive income was $8.5 million for the nine months ended September 30, 2001. It's comprehensive loss for the nine-month period ended September 30, 2000 was ($9.3) million.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001 the company's total assets were $593.9 million, as compared to $600.9 million at December 31, 2000. Current assets remained relatively flat, increasing by $0.7 million. Decreases in inventories and prepaid expenses were offset by increases in cash and receivables. Net property plant and equipment decreased by $10.9 million primarily as a result of recording depreciation expense in excess of new capital additions.

Cash flows for the nine months ended September 30, 2001 were used to fund capital projects, debt payments, and equity distributions. Net cash flows provided by operating activities was $50.3 million. Cash used for investing activities totaled $28.7 million, reflecting normal capital expenditures for the plants, as well as other capital expenditures and small investments in other ventures. The $17.3 million of cash used for financing activities was for the prepayment of long-term debt and the payment of distributions to the members.

The company's senior notes outstanding were $246.4 million at September 30, 2001, compared to $260 million at December 31, 2000. In addition to it's senior notes, the company has a $50 million revolving line of credit facility. There was no outstanding balance on the line of credit at either September 30, 2001 or December 31, 2000.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and is incorporated by reference. There have been no material changes to the Company's risk during the nine months ended September 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  On October 1, 2001, Mr. Richard Schoenfeld, the Company's Director of Marketing & Sales, was named to the Executive Staff of the Company. Mr. Schoenfeld's title remains the same.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits
         None.

(B)      Reports on Form 8-K
         A Report on Form 8-K dated July 2, 2001 reporting under Items 5 and 7 was filed July 3, 2001.
         A Report on Form 8-K dated July 24, 2001 reporting under Items 5 and 7 was filed July 24, 2001.
         A Report on Form 8-K dated October 4, 2001 reporting under Items 5 and 7 was filed October 4, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MINNESOTA CORN PROCESSORS, LLC





Dated: November 1, 2001


                             By /s/ L. Dan Thompson
                                    L. Dan Thompson
                                    President and Chief Executive Officer
                                    (principal executive officer)




Dated: November 1, 2001

                             By /s/ Daniel H. Stacken
                                    Daniel H. Stacken
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                                                DESCRIPTION

None.