Form 10KT405
period 2001-12-31
MINNESOTA CORN PROCESSORS LLC
filed 2002-03-26
CIK 1077133

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

       FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO DECEMBER 31, 2001

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

                               Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Class A units held by non-affiliates of the registrant was $136,618,940.00 (based on the average price units were sold in the 30 day period preceding March 19, 2002).

         The number of the registrant's Class A voting units outstanding as of March 19, 2002, was 136,618,940. The number of the registrant's Class B nonvoting units outstanding as of March 19, 2002, was 58,622,340.

Documents Incorporated By Reference

None.

                                     PART I


ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

         MCP operates as an agricultural processing and marketing business that operates corn wet-milling facilities in Minnesota and Nebraska. Formed in 1980, MCP began wet-milling operations in Marshall, Minnesota in 1983.

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

         In July of 2001, the Company formed a limited liability company known as De-Icer USA, LLC, a Minnesota limited liability company ("De-Icer USA"). De-Icer USA is a single member limited liability company with its sole member being the Company. De-Icer USA is a member of a joint venture known as Glacial Technologies LLC, a Delaware limited liability company ("Glacial Technologies"). Glacial Technologies is a road de-icer company formed in May of 2001, which markets, sells and distributes road de-icing materials.

         In August of 2001, the Company purchased 100% of the stock of FI Mankato Energy, Inc., a Minnesota cooperative ("FI Mankato"). FI Mankato holds stock in Minnesota Energy, Inc., a Minnesota cooperative that produces ethanol.

         MCP Canada Inc., formed in January 2001 sells sweeteners in Canada.

         In November 2001 the Company formed MCP Investment Company, LLC, a Delaware limited liability company ("MCP Investment Company"). MCP Investment Company invested in Arkion Life Sciences, LLC, a technology-based company leading in the discovery, development and marketing of environmentally friendly, natural or natural-identical bio-active compounds.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

         MCP operates in a one business segment, the processing of corn and marketing of corn by-products.

(c) DESCRIPTION OF BUSINESS

         Based on total production capacity, MCP is one of the largest corn wet millers in the United States. In addition, MCP is the second or third largest producer of ethanol in the United States and a leading producer of high quality corn sweetener products for the soft drink and food industries. MCP's main product groups include corn sweeteners, corn starch, ethanol and feed co-products. MCP supplies a broad range of customers in a variety of industries. The Company does not consider its business as a whole to be seasonal to any significant degree.

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

WET MILLING OPERATIONS

         Corn wet-milling increases the nutritional and economic value of the corn by separating it into homogeneous fractions. Although the wet-milling process was originally designed to produce relatively pure starch for industrial food uses, the process now results in the optimum use and maximum value for each fraction of the corn kernel.

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

PRODUCTS

         MCP's main product groups include corn sweeteners, ethanol, corn starches and feed co-products. Information about each of the product groups is provided below. For the fiscal period ended December 31, 2001, the approximate percentage of MCP's total sales for each product group was: corn sweeteners - 36%; ethanol - 30%; corn starches - 5%; feed co-products - 18%; grain, purchased products and other - 11%. These numbers are based on sales revenues.

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

DE-ICER PRODUCT

         MCP currently markets de-icer for de-icing roadways. One of the de-icer products manufactured by MCP is Caliber(TM).



PRODUCT QUALITY

         MCP believes that its ability to produce high quality products is a key competitive advantage over other industry participants. MCP's quality systems insure the integrity and safety of all our products. Consistent "superior" ratings by the American Institute of Baking ("AIB"), as well as customers have acknowledging MCP's superior quality through presentation of several quality awards are tangible examples of this.

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

         MCP supplies a broad range of customers throughout the United States. CPMCP, considered a customer, accounts for over 10% of MCP's total sweetener net sales for the fiscal period ended December 31, 2001.

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

         MCP has indoor rail car and truck loading capabilities at both plants which minimize the negative effects of harsh weather and help to maintain strict product quality standards. MCP leases in excess of 2,000 rail cars for terms of up to 15 years. These rail cars are sub-leased to CPMCP.

EMPLOYEES

         At March 11, 2002, the total number of employees for MCP was 913. There were 123 in the Marshall Corporate Office, 258 in the Marshall Plant, 290 in the Columbus Plant, 20 in the elevators at Burr, Dovray and Holland combined and 154 in the Bulk Terminal locations, including the Oakland office. There are currently three collective bargaining agreements in place in the Bulk Terminal Division that cover a total of 34 employees and one union agreement in negotiations. The Company also leases 39 employees to CPMCP.

ITEM 2. PROPERTIES

         MCP's principal headquarters are located in Marshall, Minnesota, situated on approximately 40 acres of land owned by MCP. In addition, MCP owns and operates two corn wet milling facilities located in Marshall, Minnesota on approximately 105 acres and Columbus, Nebraska on approximately 800 acres.

         MCP also owns 17 regional blending, storage and distribution stations ("Bulk Terminals"), of which nine are owned and eight are leased. These stations are located in California, Oregon, Washington, Utah, Arizona, Texas, Missouri, Louisiana, New Jersey, Colorado, Idaho, Pennsylvania, Calgary, Alberta, and Winnipeg, Manitoba in Canada.

         MCP also owns three grain elevator facilities used to supply corn to the Marshall, Minnesota facility. The elevators are located in Dovray, Burr and Holland, Minnesota.

         MCP's management believes the properties and facilities of MCP are adequate to support MCP's continuous business operations.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

         MCP received a Notice of Violation ("NOV") from U.S. EPA Region VII dated October 29, 1999, concerning operations at the Columbus, Nebraska facility. The NOV alleged that MCP was in violation of five environmental laws. The alleged violations relate to the maintenance of ethanol storage tanks, the failure to obtain necessary permits for the construction and operation of a starch dryer, violation of permit conditions regarding in-coming truck traffic, and the failure to perform "increment consumption" analysis in connection with its 1994 air permit application. MCP has responded to the alleged violations and has specifically denied the allegations relating to the failure to obtain the air permits required for the starch dryer and the failure to perform "increment consumption" analysis. MCP has also offered substantial mitigating evidence with respect to the other charges. On March 1, 2001, MCP received an Administrative Compliance Order and Complaint and Notice of Opportunity of Hearing from the EPA. The Administrative Compliance Order requires MCP to submit a modeling protocol and conduct modeling to correct an alleged Prevention of Significant Deterioration ("PSD") violation that stems from an incorrect baseline for certain pollutants contained in modeling submitted to support MCP's 1994 PSD permit Application to the Nebraska Department of Environmental Quality. The Complaint and Notice of Opportunity of Hearing assesses a fine of $264,000 for violations cited in the NOV. After negotiations, EPA amended the Complaint on Jaunary 3, 2002 and again on February 14, 2002 and assessed a proposed penalty of $137,500. The Company filed an answer to the Complaint and entered into negotiations with EPA, leading to final settlement that obligates MCP to pay a mitigated civil penalty of $70,264. This final settlement was executed by the parties and was entered on February 26, 2002.

OTHER MATTERS

         We have litigation arising from the normal course of business. In our opinion, this litigation will not materially affect our consolidated financial position or our results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No meeting of security holders was held during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

                  *Transition Period
                    April 1, 2000 -       Fiscal Year Ended
                   December 31, 2000      December 31, 2001
                   -----------------      -----------------
                   High        Low        High        Low
                   ----        ---        ----        ---
1st Qtr.           $  --      $  --       $1.40      $ .75
2nd Qtr.           $1.67      $1.05       $1.00      $ .75
3rd Qtr.           $1.43      $ .95       $1.25      $ .80
4th Qtr.           $1.25      $ .75       $1.32      $ .90

* Numbers are based on a calendar quarter and are reflective of a 3-quarter year.

         These numbers are based on the high and low selling price for each quarter. The units are not traded on a public market.

NUMBER OF UNIT HOLDERS

         MCP has 5,406 Class A Unit Holders and 1 Class B Unit Holder as of March 19, 2002.

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

         The following table constitutes distributions paid to unit holders on given dates.
                 Payment Date           Amount Per Unit
                 ------------           ---------------
                 May 26, 1999               $.0250  (1)
                 May 31, 2000               $.0525  (1)
                 September 7, 2000          $.0275  (2)
                 April 6, 2001              $.0200  (2)
                 March 15, 2002             $.1025  (2)

     (1) Denotes value-added payments that were made by Minnesota Corn Processors, Inc., a Minnesota cooperative.
     (2) Denotes distributions made by Minnesota Corn Processors, LLC, a Colorado limited liability company.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of MCP. This information has been derived from MCP's consolidated financial statements, which have been audited by Clifton Gunderson LLP, independent auditors.

         Certain amounts within the March 31, 1998, 1999, and 2000 financial statements have been reclassified to conform to the presentation of the December 31, 2001 financial statements. The reclassifications had no effect on net income
(loss).

         You should read the following financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Report Form 10-K as well as the consolidated financial statements and related notes that MCP included in item 8 of this Form 10-K.

                                                                    Nine Month
                                                                   Period Ended     Year Ended
                                       Year Ended March 31,        December 31,    December 31,
                                    1998       1999        2000       2000 (1)         2001
                                    ----       ----        ----       ----             ----
(In Millions)

STATEMENT OF OPERATIONS DATA:
    Net revenues                $    552    $    585    $    570    $    443          $  620
    Cost of product sold             530         542         513         403             567
    Gross profits (loss)              22          43          57          40              53
    Selling, general and
      administrative expenses         30          50          25          20              26
    Operating income (loss)           (8)         23          32          20              27
    Interest expense                  32          23          22          16              19
    Equitable interest in Joint
         Venture Income                                                                   14
    Other income (expense)            (5)          6           1           3              --
    Cum. Effect Acctg. Change                                              3              --
    Provision for Income Taxes                                                             1
    Net income (expense)             (45)          6          11          10              21
    Outstanding units of equity
      participation at year end      195.7       195.6       195.6       195.6           195.2

BALANCE SHEET DATA:
    Working capital (deficit)   $     43    $     65    $     71    $     78          $   61
    Total assets                     650         619         608         601             597
    Long-term debt                   295         291         271         257             238
    Member equity                    287         289         291         297             308
OTHER DATA:
    EBITDA (2)                  $     30    $     73    $     79    $     61          $   88
    Cash flow from (for)
      operations                      (3)         35          46          36              62
    Investing                        (13)        (16)        (19)        (19)            (42)
    Financing                          9         (12)        (25)        (24)            (22)
    Capital expenditures              13          16          19          20              32

         (1) Due to the conversion from a cooperative to a limited liability company, MCP changed its fiscal year end to December 31 as of December 31, 2000. The nine months ended December 31, 2000 represent three months of operations (April 1, 2000 - June 30, 2000) as a cooperative and six months (July 1, 2000 through December 31, 2000) of operations of the limited liability company.

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

         The December 31, 2001 financial statements are for the first full year of operations after the conversion from a Cooperative to a Limited Liability Company. The financial statements as of December 31, 2000 are for the nine-month period of April 1, 2000 through December 31, 2000. They include three months of Cooperative activity and six months of Limited Liability Company activity. MCP's fiscal year end changed from March 31 to December 31 as a result of the July 1, 2000 conversion to an LLC.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000.

         NET SALES. MCP's net sales for the year ended December 31, 2001 were $620.4 million, compared to net sales of $443.4 million for the nine-month period ended December 31, 2000, or a difference of $177.0 million. Comparing a full year of sales revenue to a nine-month period of sales revenue accounts for the majority of this difference. This is the first year of marketing the Company's sweeteners through Corn ProductsMCP Sweeteners, LLC (CPMCP). Sweetener volumes, when compared to an annualized basis for December 31, 2000 were up slightly, while sweetener prices remained relatively unchanged. The agreed upon transfer prices between CPMCP and its parents are based on the prior year's (Calendar year 2000) net selling prices; therefore there was very little price difference from year to year. MCP's share of any profits earned above these transfer prices as a result of sales and distribution to the final customer is included in the Equitable Interest in Joint Venture Income line of the Consolidated Statements of Operations. Ethanol revenues increased from $118.7 million in 2000 to $180.6 million in 2001 as a result of a moderate increase in the net selling price per gallon as well as an increase in the number of gallons sold. The majority of the increase in gallons sold is the result of additional volumes moving through the Company's ethanol marketing agreements. Co-product revenues increased from $77.5 million in 2000 to $112.3 million in 2001 primarily due to increases in the net selling price of corn germ, which followed the price improvement in the corn oil market.

         COST OF GOODS SOLD. Cost of goods sold was $567.3 million for the year ended December 31, 2001 compared to $403.3 million for the nine-month period ended December 31, 2000, or a difference of $164.0 million. The primary reason for this difference is the comparison of a full year of operations to nine months. On an annualized basis, MCP's costs were up this year as compared to last year. Corn cost on a per bushel basis, as well as an increase in the number of bushel ground led to an increase in corn expense from year to year. On an annualized basis, the Company showed some increases in natural gas, electricity, labor and related expenses, and purchases of grains and other products for re-sale. A one-time sale of sweetener inventory to CPMPC to establish a working inventory for our sweetener marketing company added approximately $12.0 million dollars to the Company's cost of goods sold for the year. The revenues offsetting these costs are included in Net Sales. Other production expenses remained relatively stable.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $26.5 million for the year ended December 31, 2001 compares to $19.6 million for the nine-month period ended December 31, 2000, or a difference of $6.9 million. On an annualized basis, this difference is minimal. The transfer of approximately $3.7 million dollars of S, G & A related expenses to CPMCP, where appropriate, offset increases in wages, benefits and related payroll costs, as well as various other administrative expenses.

         NET OPERATING INCOME. Net operating income for the year ended December 31, 2001 increased $6.1 million, compared to the nine-month period ended December 31, 2000. This is the result of the increase in net sales revenues of $177.0 million, offset by the increase of $164.0 million in cost of goods sold, and the increase of $6.9 million in selling, general and administrative expenses.

         OTHER INCOME/EXPENSE. Other expense for the year ended December 31, 2001 was $4.3 million, compared to $12.9 million for the nine-month period ended December 31, 2000, or a decrease of $8.6 million. Interest expense is up $2.8 million over the nine-month period, but on an annualized basis, is actually down approximately $2.5 million, as the Company continues to pay down its long-term debt. Interest and other income is down $1.6 million when comparing December 31, 2001 to December 30, 2000. In the nine-month period ended December 31, 2000 the Company recorded a one-time reversal of a long-term bad debt reserve in the amount of $1.5 million. The change in the gain (loss) on disposal of property was an increase in expense of $1.2 million. During the nine-month period ended December 31, 2000, the company recorded a one-time gain on the sale of a portion of its Emeryville, California facility in the amount of $1.2 million. The company's equitable interest in joint venture income for the current year ended December 31, 2001 was $14.3 million. Included in this number is the Company's share of income from CPMCP ($14.5 million) and loss from Arkion Life Sciences LLC ($0.2 million). There was no income (loss) from either of these investments during December 31, 2000.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. During the nine-month period ended December 31, 2000, the initial adoption of FAS-133, Accounting for Derivative Instruments and Hedging Activities, resulted in the Company recording $2.9 million of income as a cumulative effect of a change in an accounting principle. This amount is based on the fair value of the Company's derivative financial instruments used to hedge co-products as of July 1, 2000. There is no such change necessary or recorded for the year ended December 31, 2001.

         INCOME BEFORE MINORITY INTEREST. Income before minority interest for the year ended December 31, 2001 was $21.3 million dollars compared to $10.1 million for the nine-month period ended December 30, 2000, an increase of $11.2 million. The increase in net operating income of $6.1 million; the decrease in other expense of $8.6; the increase in provision for income taxes of $0.6 million; and the decrease of $2.9 million attributed to the accounting principle change for last year, account for the $11.2 million increase in income before minority interest.

         MINORITY INTEREST IN NET LOSS. The minority interest in net loss of consolidated subsidiary was $0.1 million for the year ended December 31, 2001. This is the portion of the loss attributed to the Company's partner in Glacial Technologies LLC (GT). GT was formed during the current fiscal year, and therefore had no transactions during the previous fiscal period.

         NET INCOME. Net income for the year ended December 31, 2001 was $21.4 million compared to $10.1 million for the nine-month period ended December 31, 2000. The $11.3 million dollar increase is the result of the increase in Income before Minority Interest of $11.2 plus the Minority Interest in Net Loss of Consolidated Subsidiary of $0.1 million.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2001 the Company's total assets were $597.4 million, as compared to $600.9 million at December 31, 2000. Current assets decreased by $13.2 million, with the majority of the decrease resulting from the reduction of accounts receivable, inventory, and cash. Increased grain inventories at the elevators were offset by decreases in finished goods and bulk terminal inventories. The company purchased an additional grain elevator this past year as well as expanded the storage capacity at its two other elevators. The Company sold its entire corn sweetener and sugar inventories that were at its bulk terminals to CPMCP in May 2001, which is the key reason that finished goods inventories, are down for the year. Repair parts inventory also showed a $1.0 million decrease from December 31, 2000 to December 31, 2001. Investments and Other Assets is up approximately $24.7, with the majority of the increase coming from recording the Company's share of income (loss) from its joint ventures utilizing the equity method of accounting, plus the initial costs of its investments in CPMCP, Arkion Life Sciences LLC, and Minnesota Energy, Inc. Net property and equipment decreased $15.0 million, primarily as a result of recording depreciation expense in excess of new capital additions.

Cash flows for the year ended December 31, 2001 were used to fund operating expenses, capital projects, distributions to the shareholders, and debt payments. Net cash flows from operating activities were $61.6 million. The Company's depreciation and amortization expense included in this figure is $47.1 million. Cash used for investing activities totaled $42.1 million, reflecting normal capital expenditures for the Company, the issuance of a promissory note, the asset purchase of Liquid Corn Inc.'s Minnesota assets, and several investments made by the Company throughout the year. The $22.3 million of cash used for financing activities was for the distribution payments to the shareholders, as well as payments made toward the Company's long-term debt. A $15.0 million prepayment was made against the long-term debt during this past year in addition to the scheduled $3.6 million debt payment.

The Company's senior notes outstanding were $241.4 million at December 31, 2001 compared to $260.0 million at December 31, 2000. In addition to its senior notes, the Company has a $50 million revolving line of credit facility on which there was no outstanding balance at either year-end.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31,
2000.

         NET SALES. MCP's Net Sales for the nine-month period ended as of December 31, 2000, were $443.4 million, as compared to Net Sales of $569.6 million for the year ended March 31, 2000, or a difference of $126.2 million. Comparing nine months of Sales Revenue to a full year of Sales Revenue accounts for the majority of this difference. On an annualized basis, Net Sales Revenues would actually show a slight increase over the previous year. Sweetener volumes, on an annualized basis, remained relatively flat; however, there was some deterioration in net selling prices from a year ago. Co-Product Revenues were down, primarily due to a decrease in the net selling price of corn germ. Ethanol Revenues were up as a result of a significant increase in the net selling price per gallon.

         COST OF GOODS SOLD. Costs of Goods Sold was $403.3 million for the nine-month period ended December 31, 2000, compared to $512.9 million for the year ended March 31, 2000, or a difference of $109.6 million. The significant factor for this difference is comparing a full year of operations to nine months. Corn Cost, on a per bushel basis, was up slightly. MCP's Energy Costs showed a substantial increase, as a result of significantly higher natural gas prices. Electricity Costs also showed some increase, while the Remaining Production Expenses were relatively stable.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, General and Administrative Expenses of $19.6 million for the nine-months ended December 31, 2000 compares to $25.1 million for the fiscal year ended March 31, 2000, or a difference of $5.5 million. On an annualized basis, this difference between the two years is minimal. Increases in Wages and Related Costs and Professional Expenses have been offset by a decrease in Bad Debt Expense.

         NET OPERATING INCOME. Net Operating Income for the nine-month period ended December 31, 2000, decreased $11.1 million, compared to the fiscal year ended March 31, 2000. This is a result of the decrease in Net Sales Revenues of $126.2 million, the decrease of $109.6 million in Costs of Goods Sold and the decrease of $5.5 million in Selling, General and Administrative Expenses.

         OTHER INCOME/EXPENSE. Other Expense for the nine-month period ended December 31, 2000, was $12.9 million, compared to $20.3 million for the fiscal year ended March 31, 2000, or a decrease of $7.4 million. The majority of the difference is due to comparing a nine-month period to a full fiscal year, especially with respect to the decrease in Interest Expense. On an annualized basis, the expected change in Interest Expense would be minimal. The reversal of a long-term reserve for bad debts accounts for approximately $1.5 million of the overall decrease.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The initial adoption of FAS-133, Accounting for Derivative Instruments and Hedging Activities, resulted in MCP recording $2.8 million of income as a Cumulative Effect of a Change in an Accounting Principle. This amount is based on the fair value of the Company's derivative financial instruments used to hedge co-products, beginning as of July 1, 2000.

         INCOME BEFORE MINORITY INTEREST. Income before Minority Interest for the year ended December 31, 2001 was $21.3 million dollars, compared to $10.1 million for the nine-month period ended December 30, 2000, an increase of $11.2 million. The increase in Net Operating Income of $6.1 million; the decrease in Other Expense of $8.6; the increase in Provision for Income Taxes of $0.6 million; and the decrease of $2.9 million attributed to the Accounting Principle Change for last year, account for the $11.2 million increase in Income Before Minority Interest.

         MINORITY INTEREST IN NET LOSS. The Minority Interest in Net Loss of Consolidated Subsidiary was $0.1 million for the year ended December 31, 2001. This is the portion of the loss attributed to the Company's partner in Glacial Technologies LLC (GT). GT was formed during the current fiscal year and, therefore, had no transactions during the previous fiscal period.

         NET INCOME. Net Income for the year ended December 31, 2001 was $21.4 million, compared to $10.1 million for the nine-month period ended December 31, 2000. The $11.3 million dollar increase is the result of the increase in Income Before Minority Interest of $11.2 plus the Minority Interest in Net Loss of Consolidated Subsidiary of $0.1 million.


LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 2001 the Company's Total Assets were $597.4 million, as compared to $600.9 million at December 31, 2000. Current Assets decreased by $13.2 million, with the majority of the decrease resulting from the reduction of Accounts Receivable, Inventory, and Cash. Increased grain inventories at the elevators were offset by decreases in finished goods and bulk terminal inventories. The Company purchased an additional grain elevator this past year, as well as expanded the storage capacity at its two other elevators. The Company sold its entire corn sweetener and sugar inventories that were at its bulk terminals to CPMCP in May 2001, which is the key reason that Finished Goods Inventories are down for the year. Repair Parts Inventory also showed a $1.0 million decrease from December 31, 2000 to December 31, 2001. Investments and Other Assets is up approximately $24.7, with the majority of the increase coming from recording the Company's share of income (loss) from its joint ventures utilizing the equity method of accounting, plus the initial costs of its investments in CPMCP, Arkion Life Sciences LLC, and Minnesota Energy, Inc. Net Property and Equipment decreased $15.0 million, primarily as a result of recording depreciation expense in excess of new capital additions.

         Cash flows for the year ended December 31, 2001 were used to fund operating expenses, capital projects, distributions to the shareholders, and debt payments. Net Cash Flows from Operating Activities were $61.6 million. The Company's Depreciation and Amortization Expense included in this figure is $47.1 million. Cash Used for Investing Activities totaled $42.1 million, reflecting normal capital expenditures for the Company, the issuance of a promissory note, the asset purchase of Liquid Corn Inc.'s Minnesota assets, and several investments made by the Company throughout the year. The $22.3 million of Cash Used for Financing Activities was for the distribution payments to the shareholders, as well as payments made toward the Company's long-term debt. A $15.0 million prepayment was made against the long-term debt during this past year, in addition to the scheduled $3.6 million debt payment.

         The Company's Senior Notes Outstanding were $241.4 million at December 31, 2001 compared to $260.0 million at December 31, 2000. In addition to its senior notes, the Company has a $50 million revolving line of credit facility on which there was no outstanding balance at either year-end.

FORWARD-LOOKING STATEMENTS

MCP AND ITS REPRESENTATIVES MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS MADE IN THIS REPORT, THAT REPRESENT MCP'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS, INCLUDING STATEMENTS REGARDING FUTURE SALES, FUTURE PROFIT PERCENTAGES AND OTHER RESULTS OF OPERATIONS, THE CONTINUATION OF HISTORICAL TRENDS, THE SUFFICIENCY OF CASH BALANCES AND CASH GENERATED FROM OPERATING AND FINANCING ACTIVITIES FOR MCP'S FUTURE LIQUIDITY AND CAPITAL RESOURCE NEEDS, AND THE EFFECTS OF ANY REGULATORY CHANGES. SUCH STATEMENTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. MCP CAUTIONS YOU THAT ANY FORWARD-LOOKING STATEMENTS MADE BY MCP IN THIS REPORT, IN OTHER REPORTS FILED BY MCP WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN OTHER ANNOUNCEMENTS BY MCP ARE QUALIFIED BY CERTAIN RISKS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO,
THEFOLLOWING:

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

MCP'S BUSINESS IS SENSITIVE TO CORN PRICES, AND WHEN CORN PRICES INCREASE, MCP GENERALLY CANNOT PASS ON THESE INCREASES TO ITS CUSTOMERS.

         Changes in the price of corn can significantly affect our business. In general, rising corn prices produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The price fluctuation in corn prices over the twenty-year period from 1980 through 2001, based on monthly futures data, has ranged from a low of $1.42 per bushel to a high of $5.55 per bushel.

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

DEBT SERVICE AND RESTRICTIVE LOAN COVENANTS COULD REDUCE DISTRIBUTIONS TO
MEMBERS.

         As of December 31, 2001, MCP's long-term debt was approximately $238 million. It is possible MCP's leverage and debt service requirements may make MCP more vulnerable to economic or market downturns. If MCP is unable to service its indebtedness, it may be forced to reduce or delay planned capital expenditures, sell assets, restructure indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be implemented on satisfactory terms, if at all. In addition, the terms of MCP's existing debt instruments contain restrictive, financial and maintenance covenants. These covenants, among other things, place limits on our ability to make cash distributions to members. For example, cash distributions may not exceed 80% of our net earnings in any given year, unless specific financial ratios are satisfied.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITIES

         The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, global demand created by population growth, and changes in standards of living and global production of similar crops. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging its inventories and related purchase and sale contracts. In addition, the Company, from time-to-time, will hedge portions of its production requirements. The instruments used are principally readily marketable exchange traded futures contracts, which are designed as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedges commodity.

The Company uses derivative financial instruments to minimize the exposure of price risk related to corn and natural gas purchases used in the manufacturing process, and the price risk in the sales of feed co-products. The derivative financial instruments consist of open futures contracts on established futures exchanges and are valued at fair value in the December 31, 2001, Balance Sheet, Net of Margin Deposits.

The contracts used to mitigate the price risk related to corn and natural gas purchases are designated as effective cash flow hedges for a portion of the corn and natural gas usage over the next twelve months. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income and are reclassified into Net Income in the month in which the purchases being hedged are recognized or, if the hedge is determined to be ineffective. At December 31, 2001, the Company had a balance of $7.6 million of unrealized losses related to future transactions, which is expected to be recognized in earnings within the next twelve months.

The contracts used to mitigate the price risk related to sales of feed co-products are not designated and accounted for as effective cash flow hedging instruments and, therefore, the related unrealized gains and losses are recorded in Net Income monthly.

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its commodity position. The Company's daily net commodity position consists of inventories, related purchase and sale contracts, and exchange traded contracts, including those to hedge portions of production requirements. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in such prices. The results of this analysis, which may differ from actual results, are as follows:


                         December 31, 2000                December 31, 2001
                      Fair Value     Market Risk      Fair Value     Market Risk
                      ----------     -----------      ----------     -----------
     Long Position    $14,336,550    $1,433,655       $18,965,782     $1,896,578

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Minnesota Corn Processors, LLC and Subsidiaries
Marshall, Minnesota

We have audited the accompanying consolidated balance sheets of Minnesota Corn Processors, LLC and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, member equities, and cash flows for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minnesota Corn Processors, LLC and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the nine month period ended December 31, 2000 and the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Note 15, the Company adopted Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, for acquisitions entered into subsequent to June 30, 2001.

/S/ Clifton Gunderson LLP

Marshfield, Wisconsin
January 25, 2002

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                            DECEMBER 31, 2001    DECEMBER 31, 2000
                                                            -----------------    -----------------
CURRENT ASSETS
      Cash and cash equivalents                                  $    152,856         $  2,875,403
      Receivables                                                  58,228,138           63,076,343
      Inventories                                                  45,525,722           50,121,420
      Prepaids and other assets                                     4,222,268            4,351,792
      Fair value of derivatives                                     4,160,953            5,113,855
                                                                 ------------         ------------

               Total current assets                               112,289,937          125,538,813
                                                                 ------------         ------------


INVESTMENTS AND OTHER ASSETS
      Investments                                                  30,336,682           10,488,470
      Deferred debt refinancing costs                               2,569,949            2,809,949
      Cash surrender value of life insurance                          450,827              155,639
      Non-current receivables                                       3,000,000              153,542
      Non-current prepaids                                          1,121,690            1,337,690
      Goodwill and other intangibles                                7,399,373            5,236,542
                                                                 ------------         ------------

               Total investments and
                   other assets                                    44,878,521           20,181,832
                                                                 ------------         ------------


PROPERTY AND EQUIPMENT                                            764,851,138          737,744,974
      Less accumulated depreciation                               324,657,350          282,503,226
                                                                 ------------         ------------

               Net property and equipment                         440,193,788          455,241,748
                                                                 ------------         ------------



TOTAL ASSETS                                                     $597,362,246         $600,962,393
                                                                 ============         ============

                 LIABILITIES AND MEMBER EQUITIES

                                                                 DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                 -----------------      -----------------
CURRENT LIABILITIES
      Short-term notes payable                                       $          --          $     116,960
      Current portion of long-term debt                                  3,619,972              3,866,002
      Accounts payable - grain                                           7,779,755              8,444,574
      Accounts payable - other                                          25,241,093             21,935,924
      Income taxes payable                                               1,047,949                275,000
      Accrued payroll costs                                              4,255,721              3,592,413
      Accrued real estate taxes                                          2,325,000              2,105,000
      Accrued interest                                                   4,953,056              5,441,904
      Accrued expenses and taxes                                         2,084,518              1,522,265
                                                                     -------------          -------------

               Total current liabilities                                51,307,064             47,300,042

LONG TERM DEBT                                                         237,929,958            256,549,930

ACCRUED POSTRETIREMENT BENEFITS                                            586,651                187,258
                                                                     -------------          -------------

               Total liabilities                                       289,823,673            304,037,230
                                                                     -------------          -------------

MEMBER EQUITIES
      Class A Units                                                    188,861,816            176,109,895
      Class B Units                                                    126,238,852            121,030,330
      Accumulated other comprehensive income:
          Net unrealized loss on fair value of derivatives              (7,632,180)              (230,251)
          Unrealized gain on foreign currency translation                   70,085                 15,189
                                                                     -------------          -------------

               Total member equities                                   307,538,573            296,925,163
                                                                     -------------          -------------

TOTAL LIABILITIES AND MEMBER
      EQUITIES                                                       $ 597,362,246          $ 600,962,393
                                                                     =============          =============


 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     Year Ended December 31, 2001, Nine Months Ended December 31, 2000, and
                            Year Ended March 31, 2000

                                                               YEAR ENDED        NINE MONTHS ENDED          YEAR ENDED
                                                           DECEMBER 31, 2001     DECEMBER 31, 2000        MARCH 31, 2000
                                                           -----------------     -----------------        --------------
NET SALES, STORAGE, AND HANDLING
      CHARGES                                                  $ 620,415,540         $ 443,461,268         $ 569,634,259

COST OF GOODS                                                    567,285,115           403,283,172           512,864,278
                                                               -------------         -------------         -------------

              Gross profit                                        53,130,425            40,178,096            56,769,981

SELLING, GENERAL, AND ADMINISTRATIVE
      EXPENSES                                                    26,486,896            19,629,056            25,090,018
                                                               -------------         -------------         -------------

              Net operating income                                26,643,529            20,549,040            31,679,963
                                                               -------------         -------------         -------------

OTHER INCOME (EXPENSE)
      Interest expense                                           (18,850,641)          (16,031,902)          (21,979,662)
      Interest and other income (net)                                528,895             2,186,023               880,728
      Gain (loss) on disposal of property and equipment             (353,837)              875,386               793,799
      Equitable interest in joint venture income                  14,301,950                    --                    --
                                                               -------------         -------------         -------------

              Total other expenses                                (4,373,633)          (12,970,493)          (20,305,135)
                                                               -------------         -------------         -------------

              Income before income taxes                          22,269,896             7,578,547            11,374,828

PROVISION FOR INCOME TAXES                                         1,000,000               352,022               251,191
                                                               -------------         -------------         -------------

              Income before cumulative effect of change
                  in accounting principle                         21,269,896             7,226,525            11,123,637

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                                --             2,867,405                    --
                                                               -------------         -------------         -------------

              Income before minority interest in net
                  loss of consolidated subsidiary                 21,269,896            10,093,930            11,123,637

MINORITY INTEREST IN NET LOSS OF
      CONSOLIDATED SUBSIDIARY                                        107,618                    --                    --
                                                               -------------         -------------         -------------

NET INCOME                                                     $  21,377,514         $  10,093,930         $  11,123,637
                                                               =============         =============         =============


 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBER EQUITIES
     Year Ended December 31, 2001, Nine Months Ended December 31, 2000, and
                            Year Ended March 31, 2000

                                                          UNITS OF EQUITY       NON-VOTING                           UNALLOCATED
                                                           PARTICIPATION     UNITS OF EQUITY      CONTRIBUTED          CAPITAL
                                                           CERTIFICATES       PARTICIPATION         CAPITAL            DEFICIT
                                                           ------------       -------------         -------            -------
BALANCE, MARCH 31, 1999                                    $ 247,006,471      $ 119,790,000      $   1,007,789      $ (62,071,209)

Payments by members                                                   --                 --                 --                 --
March 31, 2000 allocation of net income                               --                 --                 --          9,533,765
Value added                                                           --                 --                 --         (8,677,116)
Transfers                                                             --                 --                 --             (7,954)
Equity retirements                                                    --                 --                 --           (112,773)
                                                           -------------      -------------      -------------      -------------

BALANCE, MARCH 31, 2000                                      247,006,471        119,790,000          1,007,789        (61,335,287)


December 31, 2000 allocation of net income                            --                 --                 --          5,125,675

Other comprehensive income:
     Unrealized loss on derivatives:
         Cumulative effect of adopting FAS 133                        --                 --                 --                 --
         Gain arising during period                                   --                 --                 --                 --
         Reclassification adjustment                                  --                 --                 --                 --
      Unrealized gain on foreign currency translation                 --                 --                 --                 --


        Total comprehensive income                                    --                 --                 --                 --

Payment by members                                                    --                 --                 --                 --
Value added                                                           --                 --                 --         (4,523,870)
Equities repurchased                                                  --                 --                 --             (5,699)
Conversion to Limited Liability Company                     (247,006,471)      (119,790,000)        (1,007,789)        60,739,181
                                                           -------------      -------------      -------------      -------------

BALANCE, DECEMBER 31, 2000                                            --                 --                 --                 --


December 31, 2001 allocation of net income                            --                 --                 --                 --

Other comprehensive income:
     Unrealized loss on derivatives:
         Loss arising during year                                     --                 --                 --                 --
         Reclassification adjustment                                  --                 --                 --                 --
      Unrealized gain on foreign currency translation                 --                 --                 --                 --


        Total comprehensive income                                    --                 --                 --                 --

Allocation of minority interest capital deficit                       --                 --                 --                 --
Distribution to members                                               --                 --                 --                 --
Member interests repurchased                                          --                 --                 --                 --
                                                           -------------      -------------      -------------      -------------

BALANCE, DECEMBER 31, 2001                                 $          --      $          --      $          --      $          --
                                                           =============      =============      =============      =============

 NON-QUALIFIED          LOSS                                                  ACCUMULATED OTHER
  PATRONAGE           ALLOCATED            CLASS A             CLASS B          COMPREHENSIVE
   REFUNDS           TO MEMBERS             UNITS               UNITS              INCOME               TOTAL
   -------           ----------             -----               -----              ------               -----
$   3,849,171       $ (20,665,755)      $          --       $          --       $          --       $ 288,916,467

           --             125,453                  --                  --                  --             125,453
           --           1,589,872                  --                  --                  --          11,123,637
           --                  --                  --                  --                  --          (8,677,116)
           --                  --                  --                  --                  --              (7,954)
           --             116,908                  --                  --                  --               4,135
-------------       -------------       -------------       -------------       -------------       -------------

    3,849,171         (18,833,522)                 --                  --                  --         291,484,622
                                                                                                    -------------

           --             833,822           2,894,103           1,240,330                  --          10,093,930



           --                  --                  --                  --         (16,978,319)        (16,978,319)
           --                  --                  --                  --           4,650,500           4,650,500
           --                  --                  --                  --          12,097,568          12,097,568
           --                  --                  --                  --              15,189              15,189
                                                                                                    -------------

           --                  --                  --                  --                  --           9,878,868

           --              40,344              49,277                  --                  --              89,621
           --               1,621                  --                  --                  --          (4,522,249)
           --                  --                  --                  --                  --              (5,699)
   (3,849,171)         17,957,735         173,166,515         119,790,000                  --                  --
-------------       -------------       -------------       -------------       -------------       -------------

           --                  --         176,109,895         121,030,330            (215,062)        296,925,163
                                                                                                    -------------

           --                  --          14,964,260           6,413,254                  --          21,377,514



           --                  --                  --                  --          (7,632,180)         (7,632,180)
           --                  --                  --                  --             230,251             230,251
           --                  --                  --                  --              54,896              54,896
                                                                                                    -------------

           --                  --                  --                  --                  --          14,030,481

           --                  --             (75,333)            (32,285)                 --            (107,618)
           --                  --          (1,875,268)         (1,172,447)                 --          (3,047,715)
           --                  --            (261,738)                 --                  --            (261,738)
-------------       -------------       -------------       -------------       -------------       -------------

$          --       $          --       $ 188,861,816       $ 126,238,852       $  (7,562,095)      $ 307,538,573
=============       =============       =============       =============       =============       =============


 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     Year Ended December 31, 2001, Nine Months Ended December 31, 2000, and
                            Year Ended March 31, 2000

                                                                            YEAR ENDED        NINE MONTHS ENDED       YEAR ENDED
                                                                         DECEMBER 31, 2001    DECEMBER 31, 2000     MARCH 31, 2000
                                                                         -----------------    -----------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                              $ 21,377,514         $ 10,093,930       $ 11,123,637
      Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                         47,124,690           34,675,391         45,735,486
          Joint venture income                                                 (14,301,950)                  --                 --
          Minority interest in net loss of consolidated subsidiary                (107,618)                  --                 --
          Net unrealized losses (gains) on derivatives and investments             581,464           (3,489,849)                --
          Investment impairment loss                                                    --                   --            423,555
          Non-cash patronage refunds received                                           --                   --               (122)
          Loss (gain) on disposal of equipment                                     353,837             (875,386)          (793,799)
          Provision for doubtful accounts                                          478,530              168,422            941,494
          Change in operating assets and liabilities:
              Receivables                                                        4,497,752             (453,517)       (13,942,714)
              Inventories                                                        4,595,698          (12,775,373)         2,070,164
              Cash surrender value of life insurance                              (295,188)             (13,119)             3,480
              Prepaids and other assets                                            129,524           (1,444,999)         2,298,091
              Margin deposits                                                   (6,936,386)           3,541,526         (2,819,746)
              Accounts payable - grain                                            (664,819)           3,668,554         (1,235,390)
              Accounts payable - other                                           2,687,303              (71,040)         1,651,918
              Accrued payroll costs                                                663,308             (175,189)           956,986
              Accrued real estate taxes                                            220,000             (341,000)          (252,340)
              Accrued interest                                                    (488,848)           3,659,203            (25,036)
              Accrued expenses and taxes, other than income taxes                  562,253             (111,425)           490,141
              Income taxes recoverable/payable - current
                  and deferred                                                     772,949              210,500           (234,115)
              Accrued postretirement benefits                                      399,393             (541,024)           (56,718)
                                                                              ------------         ------------       ------------

                  Net cash provided by operating activities                     61,649,406           35,725,605         46,334,972
                                                                              ------------         ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property and equipment                                      (31,699,580)         (19,998,626)       (18,767,648)
      Proceeds from disposal of property and equipment                           1,921,838            1,236,754          2,416,815
      Issuance of note receivable                                               (3,000,000)                  --                 --
      Purchase of Liquid Corn, Inc.'s assets in Minnesota                       (3,216,325)                  --                 --
      Purchase of Liquid Corn, Inc.'s assets in Nebraska                                --                   --         (2,889,067)
      Investments purchased                                                     (6,085,471)            (122,312)                --
                                                                              ------------         ------------       ------------

                  Net cash used by investing activities                        (42,079,538)         (18,884,184)       (19,239,900)
                                                                              ------------         ------------       ------------

                                                                 YEAR ENDED        NINE MONTHS ENDED         YEAR ENDED
                                                              DECEMBER 31, 2001    DECEMBER 31, 2000       MARCH 31, 2000
                                                              -----------------    -----------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on short-term borrowings                   $   (116,960)        $   (618,458)        $   (679,955)
     Long-term borrowings                                            23,750,000            7,800,000                   --
     Principal payment on long-term debt                            (42,616,002)         (18,559,051)         (20,480,813)
     Distributions paid to members                                   (3,904,926)                  --                   --
     Member interests repurchased                                      (307,006)                  --                   --
     Loss allocation payments from members                              902,479            2,514,936              992,361
     Value added                                                             --          (15,646,373)          (4,979,740)
     Equity adjustments                                                      --               15,994              (30,987)
                                                                   ------------         ------------         ------------

                 Net cash used by financing activities              (22,292,415)         (24,492,952)         (25,179,134)
                                                                   ------------         ------------         ------------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                (2,722,547)          (7,651,531)           1,915,938


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          2,875,403           10,526,934            8,610,996
                                                                   ------------         ------------         ------------


CASH AND CASH EQUIVALENTS, END OF YEAR                             $    152,856         $  2,875,403         $ 10,526,934
                                                                   ============         ============         ============


SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                 $ 19,339,489         $ 12,204,931         $ 21,897,457
     Income taxes paid                                                  227,051              279,509              589,190


NONCASH ACTIVITY
     Property and equipment acquired through debt financing
         and accounts payable                                      $  1,159,032         $    500,000         $  1,862,248


 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            DECEMBER 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000


Minnesota Corn Processors, LLC and Subsidiaries ("the Company" or "MCP") is a Limited Liability Company incorporated in Colorado for the purpose of producing value-added corn related products for its members. The Company produces unmodified corn syrup, high fructose corn syrup, corn starch, fuel ethanol, and feed co-products in processing plants located in Marshall, Minnesota and Columbus, Nebraska.

The accompanying consolidated financial statements include the accounts of DEICER USA, LLC; FI Mankato Energy, Inc.; and MCP Investment Company, LLC; which are wholly-owned subsidiaries of the Company either formed or acquired during 2001. Additionally, Glacial Technologies LLC; which is a 55% owned subsidiary of DEICER USA, LLC; is also included in these consolidated financial statements.

Prior to July 1, 2000, the consolidated financial statements included the accounts of Liquid Sugars, Inc. (LSI), which was a wholly owned subsidiary of MCP, and Grower Procurement Agency (GPA), an agency of the members of MCP. LSI was a sweetener blending and storage operation, which provided its products to various types of customers (including food processors) located primarily in the Western United States. GPA was formed to assemble, procure, and supply corn to MCP on behalf of its membership. Effective July 1, 2000, the members of Minnesota Corn Processors (a cooperative) voted to convert the cooperative to a Limited Liability Company. Concurrent with this conversion, LSI was merged into Minnesota Corn Processors, while the controlled entity of GPA was dissolved. Minnesota Corn Processors, LLC currently performs the operations previously performed by LSI and GPA. As a result of the conversion to a Limited Liability Company, the Company changed its fiscal year end from March 31 to December 31.


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of MCP and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.


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


CREDIT POLICY

The Company sells its product primarily to the petroleum industry, food processors, farmers and ranchers, breweries, bakeries, the paper industry, and soft drink companies on terms it establishes for each customer. Credit sales are made throughout the United States and, to a much lesser degree, in Canada and western Asia.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            DECEMBER 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000


REVENUE RECOGNITION POLICY

Revenues are recognized at the time product is shipped to customers, net of freight charges, except for consigned inventories where the revenue is recognized at the time the shipment is used by the customer. Freight costs charged against net sales totaled $7,034,081, $11,388,877, and $14,142,062 for the periods ended December 31, 2001, December 31, 2000, and March 31, 2000, respectively.


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


DERIVATIVES

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards
(SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company uses derivative financial instruments to minimize the exposure of price risk related to corn and natural gas purchases used in the manufacturing process, and price risk in the sales of co-products. The derivative financial instruments consist of open futures contracts on established board of trades and are valued at fair value in the December 31, 2001 and 2000, balance sheets, net of margin deposits.

The contracts used to mitigate the price risk related to corn and natural gas purchases are designated as effective cash flow hedges for a portion of the corn and natural gas usage over the next twelve months. Gains and losses arising from open and closed hedging transactions are deferred in other comprehensive income and are reclassified into net income in the month in which the purchases being hedged are recognized or if the hedge is determined to be ineffective. At December 31, 2001, the Company had a balance of $7,632,180 of unrealized losses related to future transactions, which is expected to be recognized in earnings within the next twelve months. The ineffective portion of these hedges recognized in net income during the years ended December 31, 2001 and 2000, was $-0- and a loss of $38,750, respectively. The cumulative adjustment of these contracts was to record a loss of $16,978,319 in other comprehensive income at July 1, 2000.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            DECEMBER 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000


DERIVATIVES (CONTINUED)

The contracts used to mitigate the price risk related to sales of co-products are not designated and accounted for as hedging instruments and, therefore, the related unrealized gains and losses are recorded in net earnings monthly. The cumulative adjustment of these contracts was to record a gain of $2,867,405 at July 1, 2000.


INVESTMENTS

The Company's investments in CornProductsMCP Sweeteners LLC (50% ownership) and Arkion Life Sciences LLC ( 20% ownership) are accounted for using the equity method. Under the equity method, the investment is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

The investments in CoBank (formerly known as St. Paul Bank) and Minnesota Energy are recorded at original cost, plus the face value of equities received as patronage refunds. The face value of equities redeemed by these cooperatives are deducted from the investment balance. These investments are not transferable. No cash is received until such time as redeemed at the discretion of the cooperatives. Patronage refunds and redemptions are recorded in the year received. If a permanent impairment in value is deemed to have occurred, the investment value is reduced and a loss is reported in the statement of operations.

The other investments are valued at cost, which approximates market.


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

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            DECEMBER 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000


GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles resulting from the purchase price of net assets in excess of fair market value are being amortized on a straight-line basis over lives ranging from 7 to 15 years, except for goodwill related to acquisitions subsequent to June 30, 2001, which are not being amortized.

Amortization expense for the periods ended December 31, 2001, December 31, 2000, and March 31, 2000, was $820,278, $486,209, and $379,531, respectively.
Accumulated amortization was $2,571,860 and $1,751,582 at December 31, 2001 and 2000, respectively.


DEFERRED DEBT REFINANCING COST

The debt refinancing costs relate to a restructuring of debt completed during fiscal 1997/98. The asset is carried at cost and is being amortized over a 15-year period using the straight-line method. Amortization expense for the periods ended December 31, 2001, December 31, 2000, and March 31, 2000, was $240,000, $180,000, and $240,000, respectively. Accumulated amortization was $1,040,000 and $800,000 at December 31, 2001 and 2000, respectively.


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


PENSION PLANS

The Company makes payments under a defined contribution plan for the benefit of substantially all nonunion employees. The Company matches 50% of each employee's 401(k) contributions up to a 6% deferral election. The Company also sponsors a Money Purchase Pension program, which is fully funded by the Company at 3% of employee wages. The Company is committed to a minimum contribution of 2% of net income for these plans. Pension costs charged to operations for the periods ended December 31, 2001, December 31, 2000, and March 31, 2000, amounted to $2,223,729, $1,398,263, and $1,614,410, respectively.

Effective January 1, 2002, the above plans have been amended by increasing the Company match for each employee's 401 (k) contribution to 100% of the first 3% deferred election, then 50% match on the next 2% deferred election. The amended 401(k) plan also incorporates a basic profit sharing employer contribution of 3%, which will replace the money purchase pension program.

A portion of the Company's employees are covered by a collective bargaining agreement. The Company contributes to the union employees' pension plan in accordance with the terms of the collective bargaining agreement.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            DECEMBER 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000


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


RECLASSIFICATIONS

Certain amounts in these December 31, 2000 and March 31, 2000, financial statements have been reclassified from where they were presented in prior periods. These reclassifications had no effect on previously reported net income amounts.







This information is an integral part of the accompanying consolidated financial statements.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000


NOTE 1 - RECEIVABLES

Balance sheet totals comprise the following elements:

                                                                            DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                            -----------------     -----------------
Notes receivable                                                            $       3,000,000     $         179,366
Trade accounts                                                                     52,693,652            58,106,748
Other                                                                               6,534,486             5,643,771
Allowance for doubtful accounts                                                    (1,000,000)             (700,000)
                                                                            ------------------    -----------------

TOTAL RECEIVABLES                                                           $      61,228,138     $      63,229,885
                                                                            =================     =================

Balance sheet classification:
     Current assets                                                         $      58,228,138     $      63,076,343
     Non-current assets                                                             3,000,000               153,542
                                                                            -----------------     -----------------

TOTAL                                                                       $      61,228,138     $      63,229,885
                                                                            =================     =================


NOTE 2 - INVENTORIES

Principal elements of inventories were as follows:

                                                                            DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                            -----------------     -----------------
Grain at elevators                                                          $      13,608,689     $      11,592,430
Unprocessed corn                                                                    2,472,353             3,051,031
Chemicals, raw material supplies, and coal                                          5,821,513             6,064,375
Goods in process of manufacture                                                     2,122,981             2,104,079
Finished goods                                                                     10,127,624            13,272,824
Repair parts                                                                        9,655,075            10,672,841
Sweetener - bulk and specialty products                                             1,717,487             3,363,840
                                                                            -----------------     -----------------

TOTAL INVENTORIES                                                           $      45,525,722     $      50,121,420
                                                                            =================     =================

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000


NOTE 3 - INVESTMENTS

The Company's investments consist of the following:

                                                                            DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                            -----------------     -----------------
Equity method investments:
     CornProductsMCP Sweeteners LLC                                         $      15,000,950     $               -
     Arkion Life Sciences LLC                                                       3,801,000                     -
                                                                            -----------------     -----------------
                                                                                   18,801,950                     -
                                                                            -----------------     -----------------
Cost method investments:
     CoBank                                                                        10,343,958            10,343,958
     Minnesota Energy                                                                 750,000                     -
     Others                                                                           440,774               144,512
                                                                            -----------------     -----------------
                                                                                   11,534,732            10,488,470
                                                                            -----------------     -----------------

TOTAL INVESTMENTS                                                           $      30,336,682     $      10,488,470
                                                                            =================     =================


Effective January 1, 2001, the Company became a 50% member of CornProductsMCP Sweeteners LLC (CPMCP), for the purpose of marketing the majority of the sweetener products produced by the Company. In January 2001, the Company made an initial cash contribution of $500,000 to capitalize the newly formed LLC. As part of the LLC operating agreement, the Company entered into a formal supply agreement that specifies the products and quantities that will be sold to CornProductsMCP Sweeteners LLC.

Summarized income statement information for CPMCP for the year ended December 31, 2001, is as follows:

                                                                                     YEAR ENDED
                                                                                 DECEMBER 31, 2001
                                                                                 -----------------
Net sales                                                                        $    782,409,275
Cost of sales                                                                         743,977,685
                                                                                 ----------------

                  Gross profit                                                         38,431,590
Selling, general and administrative expenses                                           12,731,764
Commission expense                                                                        480,576
Commission and other income                                                            (2,445,519)
                                                                                 ----------------

Net income, before taxes                                                               27,664,769
Provision for income taxes                                                                121,000
                                                                                 ----------------

NET INCOME                                                                       $     27,543,769
                                                                                 ================

EQUITABLE SHARE OF NET INCOME IN CPMCP                                           $     14,500,950
                                                                                 ================

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000


NOTE 3 - INVESTMENTS (CONTINUED)

Summarized balance sheet information for CPMCP as of December 31, 2001, is as follows:

                                                                                 DECEMBER 31, 2001
                                                                                 -----------------
Current assets                                                                   $     99,806,539
Property and equipment, net                                                             3,225,127
                                                                                 ----------------

TOTAL ASSETS                                                                     $    103,031,666
                                                                                 ================

Current liabilities                                                              $     74,487,897
Total equities                                                                         28,543,769
                                                                                 ----------------

TOTAL LIABILITIES AND EQUITIES                                                   $    103,031,666
                                                                                 ================


The Company sells principally its entire sweetener product to CPMCP. During 2001, these sales amounted to approximately $248.4 million of which $21.0 million is in accounts receivable as of December 31, 2001.

During 2001, the Company paid for payroll and selling expenses that were reimbursed by CPMCP approximating $3.7 million. During 2001, CPMCP also reimbursed the Company for leased rail car expense, which approximated fair value at $7.2 million. The Company charged CPMCP for freight services approximating $5.2 million. The Company received $0.2 million from CPMCP for commissions on sales of certain products.

On November 19, 2001, MCP formed MCP Investment Company, LLC (MCPIC), a wholly-owned subsidiary, with a $4.0 million investment. Upon consolidation, the $4.0 million investment was assigned to the investment that MCPIC held in Arkion Life Sciences, LLC, representing a 19.993% membership interest in that company. The investment has been accounted for using the equity method of accounting. MCP has also advanced $3.0 million to Arkion Life Sciences, LLC under terms of a promissory note dated September 26, 2001. The terms of the note include interest compounded at 8% monthly; payments for interest are scheduled to commence after January 1, 2003, and for principal after October 1, 2004. Final amounts due for principal and interest are due October 1, 2008.


NOTE 4 - ACQUISITIONS

On July 1, 2001, the Company acquired certain assets of Liquid Corn, Inc.(LCI) in Minnesota for approximately $3.2 million. The acquisition has been accounted for using the purchase method of accounting and results of operations of LCI were included subsequent to the acquisition date. The acquisition is expected to increase gross profits by providing higher net revenues for the sale of steepwater. The purchase price was assigned to property and equipment ($733,216) and goodwill ($2,483,109) based on management's estimate of the fair value of such assets at the date of acquisition. For tax purposes the entire amount of the goodwill will be amortized over fifteen years. The pro forma operating results for December 31, 2001 and 2000, assuming this acquisition had been consummated as of the beginning of the respective periods, would not be materially different from reported operating results.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2001, DECEMBER 31, 2000 AND MARCH 31, 2000


NOTE 4 - ACQUISITIONS (CONTINUED)

On August 31, 2001, MCP acquired 100% of the stock of FI Mankato Energy, Inc. for $750,000. The acquisition has been accounted for using the purchase method of accounting and the results of operations of FI Mankato Energy, Inc. are included subsequent to the acquisition date. The acquisition is expected to increase market share for sales of ethanol. Upon consolidation, the purchase price was assigned to the investment that FI Mankato Energy, Inc. held in Minnesota Energy, representing a 13.3% interest in that company. MCP is accounting for this investment in Minnesota Energy on the cost basis of accounting. The pro forma operating results for December 31, 2001 and 2000, assuming this acquisition had been consummated as of the beginning of the respective periods, would not be materially different from reported operating results.


NOTE 5 - PROPERTY AND EQUIPMENT

The Company's investment in property and equipment is recorded in the balance sheet at cost. The principal elements of the totals shown in the balance sheet are as follows:

                                                                            DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                            -----------------     -----------------
Land and public improvements                                                $       6,797,970     $       6,862,892
Land improvements                                                                   8,276,568             7,771,046
Buildings and leasehold improvements                                              120,418,801           121,336,514
Equipment                                                                         581,516,415           564,621,582
Railroad, switch engine, and rail cars                                             13,053,455            12,329,224
Silos                                                                              12,297,958            11,307,158
Construction in progress                                                           22,489,971            13,516,558
                                                                            -----------------     -----------------

TOTAL PROPERTY AND EQUIPMENT                                                $     764,851,138     $     737,744,974
                                                                            =================     =================

Depreciation expense was $45,848,412, $33,967,335, and $44,662,658 for the
periods ended December 31, 2001, December 31, 2000, and March 31, 2000, respectively.


NOTE 6 - SHORT-TERM NOTES PAYABLE

Balance sheet totals consist of notes payable to:

                                                                            DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                            -----------------     -----------------
Debentures payable                                                          $               -     $         116,960
                                                                            =================     =================

The debentures payable to members and others were unsecured. Interest is paid on maturity of the debenture at a rate of 5.00% per annum. All debentures were retired as of December 31, 2001.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000


NOTE 7 - LONG-TERM DEBT AND PROPERTY PLEDGED

Long-term debt comprises the following elements:

                                                                            DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                            -----------------     -----------------
Private Placement Notes - Series A - repayment to be made at the rate of
$3,571,429 on September 1 of each year with final payment due September 1,
2007. Secured by real estate mortgage. Interest payable semi-annually at
7.57% per annum.                                                            $      21,428,572     $      25,000,000

Private Placement Notes - Series B - repayment to be made at the rate of
$24,000,000 per year commencing September 1, 2005, with final payment due
September 1, 2009. Secured by real estate mortgage. Interest payable
semi-annually at 7.72% per annum.                                                 120,000,000           120,000,000

Private Placement Notes - Series C - repayment to be made at the rate of
$6,428,571 per year commencing September 1, 2006, with final payment due
September 1, 2012. Secured by real estate mortgage. Interest payable
semi-annually at 7.83% per annum.                                                  45,000,000            45,000,000

Private Placement Notes - Series D - repayment to be made at the rate of
$20,000,000 per year commencing September 1, 2003, with final payment due
September 1, 2007. Secured by real estate mortgage. Interest payable at a
variable rate (3.382% at December 31, 2001).                                       55,000,000            70,000,000

Lucent Technology - dated July 22, 1999. Payable in 60 monthly payments of
$4,045, including imputed interest at the rate of 8% per annum. The final
payment is due December 31, 2004.                                                     121,358               169,902

IBM Credit Corporation                                                                      -                71,145

Marshall Municipal Utilities                                                                -               174,885
                                                                            -----------------     -----------------

                  Total                                                           241,549,930           260,415,932
Less current portion                                                                3,619,972             3,866,002
                                                                            -----------------     -----------------

LONG-TERM DEBT                                                              $     237,929,958     $     256,549,930
                                                                            =================     =================

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2001, DECEMBER 31, 2000 AND MARCH 31, 2000


NOTE 7 - LONG-TERM DEBT AND PROPERTY PLEDGED (CONTINUED)

At December 31, 2001, the Company had $50,000,000 of unused revolving credit commitment, expiring on October 1, 2003, from Harris Trust and Savings Bank and U.S. Bancorp Ag Credit, Inc. limited to the available borrowing base of accounts receivable and inventories. Interest is payable quarterly at the bank's variable rate.

There are loan covenants with respect to the Harris Trust and Savings Bank, U.S. Bancorp Ag Credit, Inc., and private placement notes that require the Company to maintain minimum equity, current ratio, working capital, and various other financial conditions.

The capital leases are secured by title to the equipment covered by the lease.

Future maturities of long-term debt are as follows:

2002                                                                           $      3,619,972
2003                                                                                 23,619,972
2004                                                                                 23,595,702
2005                                                                                 42,571,429
2006                                                                                 34,000,000
Thereafter                                                                          114,142,855
                                                                               ----------------

TOTAL                                                                          $    241,549,930
                                                                               ================


NOTE 8 - ACCRUED POSTRETIREMENT BENEFITS

In 2001, the Company adopted a Supplemental Executive Retirement Plan (SERP) to provide members of management with supplemental retirement and death benefits. The benefits earned are based upon years of service and the employee's compensation and subject to vesting provisions defined by the Plan. The Plan provides for defined benefit payments to these employees on their retirement or to the beneficiaries on their deaths for up to 20 years after retirement or death. The Plan is unfunded and as such there are no Plan assets. Life insurance carried on the Plan participants is payable to the Company upon the employee's death.

The following table shows the Plan's funded status and amounts recognized in the Company's financial statements:

                                                                                     2001               2000
                                                                                     ----               ----
Actuarial present value of benefit obligations                                 $        406,525   $               -
                                                                               ================   =================

Plan assets at fair value                                                      $              -   $               -
Projected benefit obligation in excess of plan assets                                   406,525                   -
                                                                               ----------------   -----------------

ACCRUED PENSION EXPENSE                                                        $        406,525   $               -
                                                                               ================   =================

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2001, DECEMBER 31, 2000 AND MARCH 31, 2000


NOTE 8 - ACCRUED POSTRETIREMENT BENEFITS (CONTINUED)

                                                                                     2001               2000
                                                                                     ----               ----
Pension expense included the following components:
     Service cost - benefits earned during the period                          $        381,714   $               -
     Interest cost on projected benefit obligation                                       24,811                   -
                                                                               ----------------   -----------------

NET PENSION EXPENSE                                                            $        406,525   $               -
                                                                               ================   =================

The following assumptions were used to determine the funded status of the Plan:

Discount rate                                                                             6.50%
Rate of increase in compensation                                                          3.00%

The Company also maintains other non-qualified post-retirement agreements with certain of its employees. The present value of the future payments amounted to $180,126 and $187,258 at December 31, 2001 and 2000, respectively. The increase in future benefits attributable to these agreements is expensed annually. Life insurance contracts and investments have been acquired to fund these post-retirement arrangements.


NOTE 9 - MEMBER EQUITIES

Effective with the conversion to a Limited Liability Company on July 1, 2000, the Company was authorized to issue 500,000,000 units, of which 350,000,000 units are designated as Class A (voting) and 150,000,000 units are designated as Class B (nonvoting). At December 31, 2001, 136,618,940 Class A units and 58,622,340 Class B units were issued and outstanding. At December 31, 2000, 136,932,695 Class A units and 58,622,340 Class B units were issued and outstanding.

Prior to July 1, 2000, as a cooperative, the following was information pertinent to elements of member equities:

                                                                             NON-VOTING
                                                                              PREFERRED             COMMON
                                                                                STOCK                STOCK
                                                                                -----                -----
Par value                                                                                                $50
Shares authorized                                                                                    100,000
Aggregate par value authorized                                               $5,000,000           $5,000,000

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

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2001, DECEMBER 31, 2000 AND MARCH 31, 2000


NOTE 9 - MEMBER EQUITIES (CONTINUED)

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


NOTE 10 - INCOME TAXES

The provision for income tax expense consists of the following components:

                                                         DECEMBER 31, 2001     DECEMBER 31, 2000    MARCH 31, 2000
                                                         -----------------     -----------------    --------------
     Federal - current                                     $             -      $        75,000    $        244,256
     State - current                                             1,000,000              277,022               6,935
                                                           ---------------      ---------------    ----------------

TOTAL PROVISION FOR INCOME TAX EXPENSE                     $     1,000,000      $       352,022    $        251,191
                                                           ===============      ===============    ================


A reconciliation of the provision for income taxes at the statutory tax rates to the Company's actual provision for income taxes is as follows:

                                                         DECEMBER 31, 2001     DECEMBER 31, 2000    MARCH 31, 2000
                                                         -----------------     -----------------    --------------
Computed at statutory rates                                $      726,452       $     2,327,416    $      3,867,442
Value added payable                                                     -            (1,544,940)         (2,950,219)
Benefit of net operating loss carryover and
various timing differences                                        273,548              (430,454)           (666,032)
                                                           --------------       ---------------    ----------------

TOTAL PROVISION FOR INCOME TAX EXPENSE                     $    1,000,000       $       352,022    $        251,191
                                                           ==============       ===============    ================

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2001, DECEMBER 31, 2000 AND MARCH 31, 2000


NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable.

CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES, TRADE PAYABLES, GRAIN CONTRACTS, SALES CONTRACTS AND SHORT-TERM BORROWINGS: The carrying amount approximates fair value because of the short maturity of those instruments.

INVESTMENTS IN OTHER COMPANIES: There are no quoted market prices and a reasonable estimate of the fair value could not be made without incurring excessive costs.

LONG-TERM DEBT: Fair value is based on the rates currently available to the Company for debt with similar terms and average maturities. The fair value of financial instruments that differed from their carrying value at December 31, 2001 and 2000, was as follows:

                                                        DECEMBER 31, 2001                  DECEMBER 31, 2000
                                                --------------------------------  ---------------------------------
                                                   CARRYING                           CARRYING
                                                    AMOUNT          FAIR VALUE         AMOUNT          FAIR VALUE
                                                --------------    --------------   --------------   ---------------
7.57% Series A Notes                            $   21,428,572    $   25,200,000   $   25,000,000   $    25,000,000
7.72% Series B Notes                               120,000,000       136,000,000      120,000,000       120,000,000
7.83% Series C Notes                                45,000,000        52,200,000       45,000,000        45,000,000


NOTE 12 - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash and temporary investments at various financial institutions. Balances on deposit are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured. Total cash and temporary investments held by the financial institutions exceeded specified limits at various dates throughout 2001 and 2000.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2001, DECEMBER 31, 2000 AND MARCH 31, 2000


NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASES

Certain property and equipment used by the Company are leased. Payments on the operating leases, recorded as expense in the statement of operations, totaled $7,332,438, $12,540,833, and $15,848,005 for the periods ended December 31,
2001, December 31, 2000, and March 31, 2000, respectively. Operating lease expense is net of sublease income of approximately $7,200,000 in 2001 related to rail car lease payments reimbursed by CPMCP.

Noncancellable future minimum payments are required on these leases as follows for the next five years:

                                                                                         OPERATING
                                                                                          LEASES
                                                                                          ------
2002                                                                                 $    13,104,017
2003                                                                                      13,103,285
2004                                                                                      11,975,889
2005                                                                                      10,072,892
2006                                                                                       9,863,483
Thereafter                                                                                31,050,920
                                                                                     ---------------

TOTAL FUTURE MINIMUM LEASE PAYMENTS                                                  $    89,170,486
                                                                                     ===============

LITIGATION

The Company is involved in various claims at December 31, 2001. In the opinion of management, the ultimate liability for such claims would not have a material adverse financial effect upon the company. Management further believes that all or part of any potential liability for certain of these claims will be covered by insurance, and management is vigorously defending all such claims against the Company.

COMMITMENTS

It is expected that the total costs to complete the construction in progress at December 31, 2001, will approximate $12,500,000.

The Company has 16 employment contracts with employees. Salary commitments under these contracts total $1,536,910 as of December 31, 2001. All of these contracts expire in 2002, except for one contract that expires in 2005.

At December 31, 2001, the Company had open contracts to purchase approximately
16.5 million bushels of corn at future dates at various prices. Additionally the Company had approximately 1.0 million bushels of corn purchased on deferred price contracts, which are included in the balance sheet at current value in the caption accounts payable - grain, at December 31, 2001.

At December 31, 2001, the Company held grain in storage for others valued at approximately $3.0 million. Although the grain is not inventory of the Company and its value is not a liability, the Company is contingently liable to the owners of the grain for quality deficiencies and quantity shortages.

                 MINNESOTA CORN PROCESSORS, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             DECEMBER 31, 2001, DECEMBER 31, 2000 AND MARCH 31, 2000


NOTE 14 - SEGMENT REPORTING

As of April 1, 1999, the Company adopted Statement of Financial Accounting Standards Number 131 (SFAS 131) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in financial reports issued to shareholders. Based on the Company's organizational structure and the manner in which performance is assessed and operating decisions are made, the Company operates as one business segment - procuring, transporting, storing, processing, and merchandising corn products.


NOTE 15 - FUTURE CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 is effective for acquisitions subsequent to June 30, 2001, and Statement No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted Statement No. 141 and 142 for acquisitions subsequent to June 30, 2001, which resulted in no amortization recorded on the goodwill associated with the purchase of certain assets of Liquid Corn, Inc. in Minnesota. For goodwill and intangibles existing prior to July 1, 2001, the Company will apply the new rules as of January 1, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $661,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The effects of these tests on the Company's earnings and financial position have not yet been determined.







This information is an integral part of the accompanying consolidated financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME                                          AGE     DISTRICT     TERM EXPIRES
----                                          ---     --------     ------------

Douglas G. Finstrom......................     48           I            2004

Kim Larson...............................     49           I            2002

Duane Adams..............................     62           I            2003

Howard Dahlager..........................     53          II            2004

Kenneth Robinson.........................     57          II            2002

David J. Scheibel........................     41          II            2003

Jerome N. Jacoby.........................     56         III            2004

Steve Lipetzky...........................     51         III            2002

Dennis Fultz.............................     54         III            2003

Roger E. Fjerkenstad.....................     68          IV            2003

Galen L. Rud.............................     53          IV            2002

Daniel Dybsetter.........................     56           V            2002

John R. Jerzak...........................     49           V            2003

Dean Buesing.............................     49           V            2004

Sander Allen Ludeman VI..................     54          VI            2003

John P. Hennen...........................     65          VI            2002

John H. Nelson...........................     64         VII            2002

Jim Gervais..............................     50         VII            2003

Ron Kirchner.............................     54         VII            2004

Kenneth L. Regier........................     68        VIII            2004

Larry Dowd...............................     56        VIII            2002

Andrew V. Jensen.........................     51        VIII            2002

Rodney G. Hassebrook.....................     52        VIII            2003

Robert J. Bender.........................     48        VIII            2003

         The Board of Directors of MCP consists of 24 member-directors who represent eight geographic districts. The number of directors representing each district is approximately proportionate to the number of members located in that district. Each district is represented by at least two directors.

         DOUGLAS G. FINSTROM. Mr. Finstrom has been a director of MCP since 1989. Mr. Finstrom has been in the business of farming near Kerkhoven, Minnesota for the past 30 years. Mr. Finstrom is currently the president of Finco Equipment, Inc., a company involved in leasing equipment and investing. In addition, Mr. Finstrom has been a member of Minnesota Farm Bureau for 30 years.

         KIM LARSON. Mr. Larson has been a director since July, 1999. He had also served as a member of the Board of Directors of MCP from 1980 to 1990. Mr. Larson owns and operates a crop production farm near Willmar, Minnesota and is a drainage contractor. Mr. Larson is a past vice president of the American Soybean Association.

         DUANE ADAMS. Mr. Adams has been a director of MCP since 1997. Mr. Adams has been the president of Duane Adams Farms, Inc., producing corn and soybeans, near Cosmos, Minnesota for the past 17 years. In addition, Mr. Adams also serves as the president for the Minnesota Corn Growers Assocation.

         HOWARD DAHLAGER. Mr. Dahlager has been a director of MCP since 1988 and is currently serving as vice-chairman. Mr. Dahlager is 1/3 owner and secretary-treasurer of JSF Inc. (Johnson Seed Farm), near Sacred Heart, Minnesota. In addition, Mr. Dahlager is currently the secretary of M.C.I.A. (Minnesota Crop Improvement Association) and serves on their compensation committee.

         KENNETH ROBINSON. Mr. Robinson has been a director of MCP since 1990. Mr. Robinson has been in the business of farming in the Bird Island, Minnesota area since 1983.

         DAVID J. SCHEIBEL. Mr. Scheibel has been a director of MCP since 1988. Mr. Scheibel's experiences include being a partner of a 946-acre farming operation from 1978 to 1994 near Bird Island, Minnesota. The partnership raised corn, soybeans, seed corn and other specialty crops, as well as feeding Holstein dairy replacement heifers and finishing Holstein beef cattle. As a partner, his duties included financial and cost accounting, as well as daily production responsibilities. Mr. Scheibel has also been employed in the agriculture equipment business since 1994. He was employed as senior parts person at Kibble Equipment Service Center in Bird Island, Minnesota from 1996 to January 2001. Currently, Mr. Scheibel is employed by Hanson Silo of Lake Lillian, Minnesota as a general/cost accountant.

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

         DENNIS FULTZ. Mr. Fultz has been a director of MCP since 2000. Since 1990, Mr. Fultz has been employed with Fultz Farms, Inc. of Tracy and currently serves as the President of that corporation.

         ROGER E. FJERKENSTAD. Mr. Fjerkenstad was involved in the organization of MCP and has been a director since 1981. Mr. Fjerkenstad is a retired farmer, producing corn, soybeans and hogs from 1957 to 1996 near Dawson, Minnesota. Mr. Fjerkenstad has been a director of the Farmers Cooperative Elevator, Dawson, Minnesota for 13 years.

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

         DEAN BUESING. Mr. Buesing has been a director of MCP since 1998. Mr. Buesing is the president of Buesing Farms, Inc., Granite Falls, Minnesota, a farming operation producing corn, soybeans and hogs for 28 years. Mr. Buesing has also been the president for the past 7 years of Buesing & Buesing, Inc., Granite Falls, Minnesota, which is involved in the building of cornheads. In addition, from 1992-2000, Mr. Buesing served as treasurer of the Yellow Medicine Soybean Growers Association. Mr. Buesing and Mr. Hennen are first cousins.

         SANDER ALLEN LUDEMAN VI. Mr. Ludeman has been a director of MCP since 1997. Mr. Ludeman has been a partner in Sanmarbo Farms, Inc., a diversified grain and livestock farm near Tracy, Minnesota, since 1973. Mr. Ludeman has been on the board of the Minnesota Farm Bureau Foundation for six years. In addition, Mr. Ludeman has been a member of Minnesota Soybean Growers Association for 21 years, Minnesota Corn Growers Association for 17 years and Minnesota Farm Bureau for 32 years. Mr. Ludeman was the founding chairman of the United Soybean Board, past president of the American Soybean Development Foundation, vice-chairman of the Institute of Agriculture, Forestry, Home Economics and Advisory Council of the University of Minnesota and past chairman of the Minnesota Soybean Research and Promotion Council.

         JOHN P. HENNEN. Mr. Hennen has been a director of MCP since 1997. Mr. Hennen has been in the business of farming in Lyon County, Minnesota since 1960. Mr. Hennen's farming operation is diversified, producing cattle, hogs, corn and soybeans.

         JOHN H. NELSON. Mr. Nelson has been a director of MCP since 1981. Mr. Nelson is the owner-operator of a 930-acre farming business located in Murray County for 42 years. Mr. Nelson has also been a tiling and backhoe contractor for the past 8 years.

         JIM GERVAIS. Mr. Gervais has been a director of MCP since 1990. Mr. Gervais has been in the business of farming near Currie, Minnesota for 29 years operating a grain and livestock farm with his brother.

         RON KIRCHNER. Mr. Kirchner has been a director of MCP since 1998. Mr. Kirchner is in the business of farming, producing soybeans and custom feeding hogs near Fulda, Minnesota.

         KENNETH L. REGIER. Mr. Regier has been a director of MCP since 1992. Mr. Regier is a retired farmer and land owner near Aurora, Nebraska.

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

         RODNEY G. HASSEBROOK. Mr. Hassebrook has been a director of MCP since 2000. Mr. Hassebrook is employed by Hassebrook Farms Inc., a grain and feeder cattle operation in Platte Center, NE. In addition, Mr. Hassebrook served on the Nebraska Corn Development Utilization and Marketing Board from 1991-2000, served on the United States Meat Export Federation Board from 1991-2000, served on the United States Grain Council Board from 1991-2000, served on the Ag Council Board from 1992-1997 and has served, since 1999, on the Nebraska Director of Ag Advisory Board.

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


EXECUTIVE OFFICERS

         The following sets forth certain information about the executive officers of MCP as of March 19, 2002. Each officer serves full time in the capacity listed. These officers serve at the discretion of the Chief Executive Officer and can be terminated by him without notice.


NAME                        AGE     POSITION
----                        ---     --------
L. Daniel Thompson          60      President and Chief Executive Officer
Daniel H. Stacken           38      Vice President and Chief Financial Officer
Lawrence J. Schiavo         43      Vice President of Operations and Business
                                      Development
Roger L. Untiedt            43      Vice President of Technology
Roger F. Evert              30      Vice President of Human Resources and
                                      Administration
Bradford A. Schultz(1)      43      Vice President of Commodities
Michael T. Mote             53      Vice President of Information Technology and
                                      Chief Information Officer
Joseph G. Bennett           36      Secretary & General Counsel
Gary Wadas                  41      Controller

(1) Effective March 21, 2002, Mr. Schultz resigned from the Company.

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

         DANIEL H. STACKEN. Mr. Stacken has served as Vice President and Chief Financial Officer of MCP since November 1998. Mr. Stacken served as Controller from December 1991 to November 1998. Mr. Stacken also serves on the Board of Managers of Glacial Technologies, LLC. As of March 21, 2002, Mr. Stacken serves on the Board of Managers of CPMCP.

         LAWRENCE J. SCHIAVO, JR. Mr. Schiavo has served as Vice President of Operations and Business Development of MCP since November 1998. Mr. Schiavo served as Director of Operations from October 1992 to November 1998 and as Plant Manager of the Marshall facility from June 1990 to October 1992. Mr. Schiavo also serves on the Board of Managers of Glacial Technologies, LLC.

         ROGER L. UNTIEDT. Mr. Untiedt has served as Vice President of Technology since November 1998 and from February 1996 to November 1998 served as Director of Quality and Engineering of MCP. From November 1992 to February 1996, he served as Plant Manager of the Marshall facility. Mr. Untiedt also serves on the Board of Directors of Minnesota Energy, Inc. and the Board of Managers for Arkion Life Sciences, LLC.

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

         MICHAEL T. MOTE. Mr. Mote has been the Vice President of Information Technology and Chief Information Officer since April 28, 2000. Mr. Mote serves on the Board of Managers of CPMCP. From June 1997 until April 2000 he served as a contracted Chief Information Officer and Director of Information Services for Central Plains Clinic. Prior thereto, he served as Vice President and Chief Information Officer for Mercy Information Systems and Mercy Health Services.

         JOSEPH G. BENNETT. Mr. Bennett has served as General Counsel of MCP since October 1998. In July, 2001, Mr. Bennett became MCP's Corporate Secretary. MCP hired Mr. Bennett in March 1998 as the Corporate Legal
Counsel. From September 1996 until March 1998 he was an associate attorney with Wilkinson and Wilkinson, P.C. and was an associate attorney for McCann and Ribstein, P.C. from February 1995 until August 1996. Mr. Bennett currently serves as Joint Secretary for CPMCP.

         GARY WADAS. Mr. Wadas has been the Corporate Controller of MCP since July, 2001. Mr. Wadas began at MCP in July of 1994 as Special Projects Account and from May of 1999 until his promotion in July, 2001 he served as Assistant Treasurer.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         The board of directors of MCP meets monthly. MCP currently reimburses each director for actual expenses of attending board and committee meetings and provides a per diem payment for services performed on behalf of MCP in the amount of $250 for the board chairman, $150 for the vice chairman and secretary, and $100 for other directors. Any additional director compensation must be approved by the voting members of MCP. During 2001, MCP paid an aggregate of $56,775 to all directors as a group in director's fees.

EXECUTIVE COMPENSATION

         The following table shows the compensation paid by MCP for the last three fiscal years to the Chief Executive Officer and the four most highly compensated executive officers whose cash compensation in 2001 exceeded $100,000, and one other individual who ceased to serve as an executive officer during fiscal period 2001 ("the Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                ANNUAL COMPENSATION     COMPENSATION
                                                                                -------------------     ------------
                                                                                                        LONG-TERM      ALL OTHER
                                                                     YEAR                               INCENTIVE        COMPEN-
                    NAME AND PRINCIPAL POSITION                     ENDED(1)   SALARY ($)    BONUS ($)   PAYOUTS       SATION ($)(6)
------------------------------------------------------------------------------------------------------------------------------------
L. Daniel Thompson, President & Chief Executive Officer*            12/31/01   $295,290.84   $10,437.55    $ ----       $ 9,999.28
                                                                    12/31/00   $280,288.62   $42,045.56    $ ----       $10,055.16
                                                                     3/31/00   $275,000.16   $14,679.47    $ ----       $ 9,600.00
------------------------------------------------------------------------------------------------------------------------------------
Bradford Schultz, Vice President of Commodities*  (2)               12/31/01   $152,660.80   $19501.47     $23,000(4)   $11,070.72
                                                                    12/31/00   $142,166.70   $12,601.47    $34,375(4)   $ 5,126.14
                                                                     3/31/00   $105,769.29   $30,101.47(3) $ ----       $ 2,632.56
------------------------------------------------------------------------------------------------------------------------------------
Michael Mote, Vice President of Information Technology & CIO* (5)   12/31/01   $165,321.04   $21,300.00    $ ----       $ ----
                                                                    12/31/00   $108,958.44   $29,901.48(3) $ ----       $ ----
------------------------------------------------------------------------------------------------------------------------------------
Roger Untiedt, Vice President of Technology*                        12/31/01   $155,988.02   $20,104,77    $ ----       $10,194.58
                                                                    12/31/00   $152,375.10   $13,101.47    $ ----       $ 9,658.14
                                                                     3/31/00   $147,500.16   $12,601.47    $ ----       $ 9,239.55
------------------------------------------------------------------------------------------------------------------------------------
Larry Schiavo, Vice President of Operations & Business Development* 12/31/01   $159,566.40   $20,101.47    $ ----       $10,866.69
                                                                    12/31/00   $151,116.20   $13,101.47    $ ----       $ 9,653.44
                                                                     3/31/00   $147,500.16   $12,601.48    $ ----       $ 9,272.32
------------------------------------------------------------------------------------------------------------------------------------


(1) Fiscal year end March 31, 2000 covers April 1, 1999 through March 31, 2000. However, year-end December 31, 2000 covers January 1, 2000 through December 31, 2000 to give a consistent 12-month comparison for the reader.

(2) Mr. Schultz was hired by the Company effective June 24, 1999. Effective March 21, 2002, Mr. Schultz resigned from the Compnay.

(3)      This amount includes relocation, discretionary, and incentive bonus.

(4) This amount is a long-term incentive bonus based on Mr. Schultz's corn forecasting abilities.

(5)      Mr. Mote was hired by the Company effective April 28, 2000.

(6) Except as otherwise noted, the amounts reported represent MCP's matching contributions to MCP's Retirement Savings and Investment Plan on behalf of the named officer.

* Denotes eligible employees for the Supplemental Executive Retirement Plan (as defined below)

STOCK OPTIONS

     No stock options to purchase equity interests in MCP have been granted to the Named Executive Officers.


RETIREMENT PLAN

MCP has a Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits to certain eligible employees of MCP. The SERP monthly benefits are calculated by using 1/12 of an amount of an employee's includable compensation (amount shown on W-2) as of initial participation in the SERP, which is December 1, 2000, multiplied by 20% plus 3% cost of living adjustment. The benefits are not subject to offset by Social Security payments. When a participant reaches the age of 65, the SERP benefit is payable for a period of 240 months commencing upon the first day of the month following the participants retirement, provided that the participant, except for Mr. Thompson, participated in the SERP for five full years. The SERP does provide for early retirement benefits at age 55 provided the employee has at least 15 years of service and 5 years of participation in the SERP, with a 5% reduction in benefits for each year that the participant is less than age 65. Each of the Named Executive Officers in the SERP has one full year of credited service under the SERP. The SERP is funded by a Spit Dollar Agreement between MCP and each participant. Because of the salary variables contained in the above formula, it would be conjectural and inaccurate to estimate annual benefits payable upon normal retirement age for each of the Named Executive Officers in the SERP.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The table below presents, as of March 25, 2002, certain information about the beneficial ownership of the units of equity participation in MCP for each person known to own 5% or more of the outstanding units, each director, each Named Executive Officer, and all directors and executive officers of MCP as a group. Unless otherwise noted each person has sole investment and sole voting power with respect to the units held.

                                                                    Percent of
         Name of Beneficial Owner                Number of Units   Class Owned
         ------------------------                ---------------   -----------
         *Duane Adams.........................        118,117            **
         *Robert J. Bender....................        100,957            **
         *Dean Buesing........................        999,912            **
         *Howard Dahlager.....................        213,247            **
         *Larry Dowd..........................        163,581            **
         *Daniel Dybsetter....................        131,440            **
         *Douglas G. Finstrom.................        378,781            **
         *Roger G. Fjerkenstad................        313,840            **
         *Dennis Fultz........................        221,736            **
         *Jim Gervais.........................        418,416            **
          Rodney G. Hassebrook................         20,206            **
         *John P. Hennen .....................        166,922            **
         *Jerome N. Jacoby....................        522,791            **
         *Andrew V. Jensen....................         66,768            **
         *John R. Jerzak......................        624,429            **
         *Ron Kirchner........................         99,362            **
         *Kim Larson..........................         54,994            **
         *Steve Lipetzky......................        205,700            **
         *Sander Allen Ludeman VI (1).........        227,823            **
         *John H. Nelson......................        384,368            **
         *Kenneth L. Regier...................         75,672            **
         *Kenneth Robinson....................        102,334            **
          Galen L. Rud........................         63,864            **
         *David J. Scheibel...................         83,796            **
         *Lawrence J. Schiavo.................         40,000            **
         *Bradford A. Schultz.................          5,000            **
         *L. Dan Thompson.....................          3,078            **
         *Roger L. Untiedt....................         35,000            **

          All directors and executive officers
          as a group..........................      5,837,134       4.2726%

          Archer Daniels Midland (ADM)........     58,622,430(2)       100%
          4666 Faries Parkway
          Decatur, Illinois 62526

(1)  Mr. Ludeman owns 35% of the units of Sanmarbo Farms, Inc.
(2)  ADM's units are held as Class "B" non-voting units.

* Includes units for which the individual has shared and dispositive powers. ** Less than 1% of Class owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal year 1996 MCP sustained a loss which was allocated to the members based on their proportional ownership of Units. The loss allocation is to be either paid to MCP by the members or deducted from future distributions. The following table shows the loss allocation amount for each director and Named Executive Officer owed to MCP as of March 25, 2002.

         The following table represents an assessment against each unit of equity participation in 1996 for Minnesota Corn Processors, Inc., a Minnesota cooperative. This assessment amount continues as a lien in favor of MCP against Class "A" units. This assessment is now referred to as a "1996 Loss Payable" in MCP's Operating Agreement.

                                  LOSS PAYABLE       LOSS PAYABLE
                                AMOUNT REMAINING   AMOUNT REMAINING
DIRECTOR OR OFFICER NAME        JANUARY 1, 2001     MARCH 25, 2002
------------------------        ---------------     --------------
Duane Adams...............        $ 13,492.15        $ 10,451.00
Robert Bender.............        $ 28,560.00        $ 22,680.00
Larry Dowd................        $ 62,393.43        $ 44,973.32
Douglas G. Finstrom.......        $ 50,506.45        $ 39,649.81
Roger Fjerkenstad.........        $114,240.00        $ 90,720.00
Dennis Fultz..............        $ 86,822.40        $ 68,927.40
Jim Gervais...............        $131,376.00        $104,328.00
Rodney Hassebrook.........        $  3,427.20        $  2,721.60
John Hennen...............        $ 17,136.00        $ 13,608.00
Jerome Jacoby.............        $177,581.75        $141,015.00
Andrew V. Jensen..........        $ 22,848.00        $ 18,144.00
John R. Jerzak............        $141,372.00        $112,266.00
Kim Larson................        $ 22,134.00        $ 17,577.00
Steve Lipetzky............        $ 88,202.84        $ 69,505.00
John H. Nelson............        $ 85,796.00        $ 67,813.00
Kenneth Robinson..........        $ 31,130.40        $ 24,721.00
David Scheibel............        $ 38,556.00        $ 30,618.00
Lawrence J. Schiavo.......        $  4,649.46        $  3,708.66
Roger L. Untiedt..........        $  4,649.46        $  3,708.66



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

         (a)      Exhibits.

                  The following exhibits are included in this report: See "Exhibit Index" immediately following the signature page on this Form 10-K

         (b)      Financial Statements and Schedules.

                  The following financial statements and schedules are included in Part II, Item 8 of this Form 10-K.

                  Independent Auditors' report

                  Balance Sheets as of December 31, 2001 and December 31, 2000

                  Statements of Operations for the Year Ended December 31, 2001, 9 Months Ended December 31, 2000, and Fiscal Year Ended March 31, 2000.

                  Statement of Cash Flows for the Year Ended December 31, 2001, 9 Months Ended December 31, 2000, and Fiscal Year Ended March 31, 2000.

                  Notes to Consolidated Financial Statements

                  All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

         (c)      Reports on Form 8-K.

                  A Report on Form 8-K dated October 4, 2001 reporting under Items 5 and 7 was filed October 4, 2001.

                  A Report on Form 8-K dated November 9, 2001 reporting under Items 5 and 7 was filed November 9, 2001.

                  A Report on Form 8-K dated November 29, 2001 reporting under Items 5 and 7 was filed November 29, 2001.

         (d)      Not Applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2002               Minnesota Corn Processors, LLC


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

SIGNATURE                           TITLE                              DATE

/s/ L. Dan Thompson          President and Chief Executive       March 25, 2002
---------------------------  Officer (principal executive
L. Dan Thompson              officer)

/s/ Daniel H. Stacken        Chief Financial Officer             March 25, 2002
---------------------------  (principal financial)
Daniel H. Stacken

/s/ Gary Wadas               Controller                          March 25, 2002
---------------------------  (principal accounting officer)
Gary Wadas

/s/ Jerome N. Jacoby         Chairman of the Board &             March 25, 2002
---------------------------  Director
Jerome N. Jacoby

/s/ Howard Dahlager          Vice-Chairman & Director            March 25, 2002
---------------------------
Howard Dahlager

/s/ Douglas G. Finstrom      Director                            March 25, 2002
---------------------------
Doug Finstrom

/s/ Kim Larson               Director                            March 25, 2002
---------------------------
Kim Larson

/s/ Duane Adams              Director                            March 25, 2002
---------------------------
Duane Adams

/s/ Sander A. Ludeman VI     Director                            March 25, 2002
---------------------------
Sander Allen Ludeman VI

/s/ Kenneth Robinson         Director                            March 25, 2002
---------------------------
Kenneth Robinson

/s/ David J. Scheibel        Director                            March 25, 2002
---------------------------
David J. Scheibel

/s/ Steve Lipetzky           Director                            March 25, 2002
---------------------------
Steve Lipetzky

/s/ Dennis Fultz             Director                             March 25, 2002
---------------------------
Dennis Fultz

/s/ Roger E. Fjerkenstad     Director                             March 25, 2002
---------------------------
Roger E. Fjerkenstad

/s/ Galen L. Rud             Director                             March 25, 2002
---------------------------
Galen L. Rud

/s/ Daniel Dybsetter         Director                             March 25, 2002
---------------------------
Daniel Dybsetter

/s/ John R. Jerzak           Director                             March 25, 2002
---------------------------
John R. Jerzak

/s/ Dean Buesing             Director                             March 25, 2002
---------------------------
Dean Buesing

/s/ John P. Hennen           Director                             March 25, 2002
---------------------------
John P. Hennen

/s/ Jim Gervais              Director                             March 25, 2002
---------------------------
Jim Gervais

/s/ Ron Kirchner             Director                             March 25, 2002
---------------------------
Ron Kirchner

                             Director                             March 25, 2002
---------------------------
Kenneth L. Regier

/s/ Larry Dowd               Director                             March 25, 2002
---------------------------
Larry Dowd

/s/ Andrew V. Jensen         Director                             March 25, 2002
---------------------------
Andrew V. Jensen

/s/ Rondney G. Hassebrook    Director                             March 25, 2002
---------------------------
Rodney G. Hassebrook

/s/ Robert J. Bender         Director                             March 25, 2002
---------------------------
Robert J. Bender

/s/ John Nelson              Director                             March 25, 2002
---------------------------
John Nelson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Company has not yet sent to security holders an annual report or proxy statement. The Company intends to send to its security holders an annual report and proxy statement covering the period ended December 31, 2001.

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

10.5 Employment Agreement of L. Daniel Thompson, dated April 1, 2000 (incorporated herein by reference to Exhibit 10.7 to the registrant's Registration Statement on Form 10-K filed on June 28, 2000).*

10.6 Limited Liability Company Agreement of CornProductsMCP Sweeteners LLC dated December 1, 2000 by and between CornProductsMCP Sweeteners LLC, Corn Products International, Inc. and Minnesota Corn Processors, LLC (incorporated herein by reference to Exhibit 10.8 to the registrant's Registration Statement on Form 10-K filed on March 27,
                    2001).

10.7 Supply Agreement made as of January 1, 2001 by and between CornProductsMCP Sweeteners LLC, Corn Products International, Inc. and Minnesota Corn Processors, LLC (incorporated herein by reference to Exhibit 10.9 to the registrant's Registration Statement on Form 10-K filed on March 27,
                    2001).

10.8 Fourth Amendment to Amended and Restated Secured Credit Agreement among Minnesota Corn Processors, LLC, Harris Trust and Savings Bank, as agent and U.S. Bancorp Ag Credit, dated as of February 13, 2002.

-----------
* Items that are management's contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.