Form 10-Q
period 2002-03-31
MINNESOTA CORN PROCESSORS LLC
filed 2002-05-14
CIK 1077133

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-Q
                                   (MARK ONE)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

On April 25, 2002, the number of the registrant's Class A voting units outstanding were 136,618,940. The number of the registrant's Class B nonvoting units outstanding as of April 25, 2002, were 58,622,340, all of which are held by Archer Daniels Midland Company.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                         MINNESOTA CORN PROCESSORS, LLC
     Condensed Statement of Operations and Other Comprehensive Income (Loss)
                                    UNAUDITED
                                  (In Millions)

                                                         For the Quarter Ended
                                                               March 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------
Net sales, storage and handling charges                $    141.1     $    150.4

Cost of goods                                               134.4          146.5
                                                       ----------     ----------

Gross profit                                                  6.7            3.9

Selling, general and administrative expenses                  7.4            6.2
                                                       ----------     ----------

Net operating loss                                           (0.7)          (2.3)
                                                       ----------     ----------

Other Income (Expense)
  Interest expense                                           (4.2)          (5.1)
  Interest and other income                                   1.3            0.0
  Equitable interest in joint venture income (loss)          (0.9)           4.1
                                                       ----------     ----------

Total other expense                                          (3.8)          (1.0)
                                                       ----------     ----------

Loss before income taxes                                     (4.5)          (3.3)

Provision for income taxes                                    0.0            0.1
                                                       ----------     ----------

Loss before minority interest in net loss
  of consolidated subsidiary                                 (4.5)          (3.4)

Minority interest in net loss of subsidiary                   0.1            0.0
                                                       ----------     ----------

Net loss                                                     (4.4)          (3.4)
                                                       ----------     ----------

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on derivatives:
    Gain (loss) arising during period                       (11.6)          (6.3)
    Reclassification adjustment                               8.9            0.9
  Unrealized gain on foreign currency translation:
    Gain (loss) arising during period                         0.0            0.1
    Reclassification adjustment                               0.0            0.0
                                                       ----------     ----------

Other comprehensive income (loss)                            (2.7)          (5.3)
                                                       ----------     ----------

Comprehensive income (loss)                            ($     7.1)    ($     8.7)
                                                       ==========     ==========


            See accompanying notes to condensed financial statements

                         MINNESOTA CORN PROCESSORS, LLC
                            Condensed Balance Sheets
                                    UNAUDITED
                                  (In Millions)


                                                           MARCH 31,    DECEMBER 31,
                                                             2002           2001
                                                          ----------    ------------
              ASSETS
---------------------------------

Current Assets
  Cash and cash equivalents                               $      3.0     $      0.2
  Receivables                                                   57.9           58.2
  Inventories                                                   43.9           45.5
  Prepaids and other assets                                      3.3            4.2
  Fair value of derivatives net of margin deposits               2.6            4.2
                                                          ----------     ----------

Total current assets                                           110.7          112.3
                                                          ----------     ----------

Investments and other assets
  Investments                                                   33.5           30.3
  Deferred debt refinancing costs                                2.5            2.6
  Cash surrender value of life insurance                         0.5            0.5
  Non-current receivables                                        3.0            3.0
  Non-current prepaids                                           1.0            1.1
  Goodwill and other intangibles                                 7.4            7.4
                                                          ----------     ----------

Total investments and other assets                              47.9           44.9
                                                          ----------     ----------

Property, plant, and equipment                                 771.8          764.9
   Accumulated depreciation                                    336.6          324.7
                                                          ----------     ----------

Net property, plant, and equipment                             435.2          440.2
                                                          ----------     ----------

Total assets                                              $    593.8     $    597.4
                                                          ==========     ==========

 LIABILITIES AND MEMBER EQUITIES
---------------------------------

Current Liabilities
  Current portion of long-term debt                       $      3.7     $      3.6
  Accounts payable - grain                                      12.4            7.8
  Accounts payable - other                                      29.3           25.2
  Income taxes payable                                           0.3            1.0
  Accrued payroll costs                                          3.8            4.3
  Accrued real estate taxes                                      2.9            2.3
  Accrued interest expense                                       1.5            5.0
  Accrued expenses and taxes                                     2.4            2.1
                                                          ----------     ----------

Total current liabilities                                       56.3           51.3

Long-term debt                                                 253.4          237.9

Accrued postretirement benefits                                  0.7            0.6
                                                          ----------     ----------

Total liabilities and debt                                     310.4          289.8
                                                          ----------     ----------

Member Equities
  Class A units                                                178.3          188.9
  Class B units                                                119.9          126.2
  Current period loss                                           (4.4)
  Current period minority interest deficit                      (0.1)           0.0
  Accumulated other comprehensive loss:
      Net unrealized loss on fair value of derivatives         (10.3)          (7.6)
      Unrealized gain on foreign currency translation            0.0            0.1
                                                          ----------     ----------

Total member equities                                          283.4          307.6
                                                          ----------     ----------

Total liabilities and member equities                     $    593.8     $    597.4
                                                          ==========     ==========


            See accompanying notes to condensed financial statements

                         MINNESOTA CORN PROCESSORS, LLC
                        Condensed Statement of Cash Flows
                                    UNAUDITED
                                  (In Millions)

                                                             For the Quarter Ended
                                                                   March 31,
                                                           -------------------------
                                                              2002           2001
                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                               ($     4.4)    ($     3.4)
    Adjustments to reconcile net loss to net
           cash provided by operating activities:
      Depreciation and amortization                              12.3           12.3
      Joint venture (income) loss                                 0.9           (4.1)
      Minority interest in net loss of consolidated
           subsidiary                                            (0.1)           0.0
      Loss (gain) on disposal of property and equipment           0.2            0.0
      Provision for doubtful accounts                             0.2            0.2
      Change in operating assets and liabilities                  6.6            3.8
                                                           ----------     ----------

        Net cash provided by operating activities                15.7            8.8
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITES
    Additions to property and equipment                          (7.4)          (5.5)
    Investments purchased                                        (4.1)          (0.7)
                                                           ----------     ----------

        Net cash used by investing activities                   (11.5)          (6.2)
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on short-term borrowings                   0.0           (0.1)
    Long-term borrowings                                         15.5            0.0
    Principal payments on long-term debt                          0.0           (5.0)
    Equity distributions                                        (20.0)           0.0
    Loss allocation payments from members                         3.1            0.0
    Equity redemption                                             0.0           (0.2)
                                                           ----------     ----------

        Net cash used by financing activities                    (1.4)          (5.3)
                                                           ----------     ----------

Net increase (decrease) in cash                                   2.8           (2.7)

Cash at beginning of period                                       0.2            2.9
                                                           ----------     ----------

Cash at end of period                                      $      3.0     $      0.2
                                                           ==========     ==========

            See accompanying notes to condensed financial statements

                         MINNESOTA CORN PROCESSORS, LLC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for a full twelve-month period. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2001.


NOTE 2 - INVENTORIES

Principal elements of inventories were as follows:
                                                        (In Millions)
                                                 March 31,          December 31,
                                                   2002                 2001
                                                 ---------           ---------

Grain                                            $    16.5           $    16.1
Chemicals, raw material supplies, and coal             5.6                 5.8
Goods in process of manufacture                        2.2                 2.1
Finished goods                                         7.8                10.1
Repair parts                                           9.8                 9.7
Sweetener - bulk and specialty products                2.0                 1.7
                                                 ---------           ---------
Total inventories                                $    43.9           $    45.5
                                                 =========           =========


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

In February 2002, MCP agreed to guarantee a $2.0 million line of credit for Arkion Life Sciences LLC, an unconsolidated subsidiary. No amounts are included in the financial statements of MCP at March 31, 2002 related to this guarantee.

It is expected that the total costs to complete the construction in progress at March 31, 2002, for MCP will approximate $11.3 million.

NOTE 4 - RECLASSIFICATIONS

Certain amounts in the March 31, 2001 condensed statement of cash flows were reclassified in order to conform to the March 31, 2002 presentation. These reclassifications had no effect on previously reported net decrease in cash flows.


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

Summarized income statement information for CPMCP for the three-months ended March 31, 2002 and 2001 is as follows:

                                                   For the Quarter Ended
                                                   ---------------------
                                           March 31, 2002         March 31, 2001
                                           --------------         --------------
Net sales                                      $158.6                 $166.7
Cost of sales                                  (155.3)                (157.7)
                                               ------                 ------
    Gross profit                                  3.3                    9.0
Selling, general and administrative
expenses                                         (3.4)                  (2.2)
Commission income                                 0.5                    0.7
Other expense                                    (0.3)                  (0.0)
                                               ------                 ------

Net income                                       $0.1                   $7.5
                                               ======                 ======

Equitable share of net income in CPMCP          $(0.5)                  $4.1
                                               ======                 ======


NOTE 6 - INVESTMENT IN LSCP, L.P.

On February 19, 2002, MCP acquired 21.396% of the units of LSCP, L.P. for $4 million. The investment in LSCP, L.P. has been accounted for using the equity method of accounting. In conjunction with the investment in LSCP, L.P., MCP also entered into an Ethanol Marketing Agreement whereby MCP agreed to purchase, market, sell and distribute all of the ethanol produced by LSCP, L.P., estimated at 40 million gallons per year, for a four year period.

NOTE 7 - CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 was effective for acquisitions subsequent to June 30, 2001, and Statement No. 142 was effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted Statement No. 141 and 142 for acquisitions subsequent to June 30, 2001, which resulted in no amortization on the goodwill associated with the purchase of certain assets subsequent to that date. For goodwill and intangibles existing prior to July 1, 2001, the Company applied the new rules effective January 1, 2002. Application of the nonamortization provisions of the Statement resulted in a decrease in net loss of $165,250 for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. During the second quarter of 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The effects of these tests on the Company's earnings and financial position have not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         NET SALES. Net sales for the quarter ended March 31, 2002 totaled $141.1 million, a decrease of $9.3 million as compared to net sales of $150.4 million for the same quarter of last year. Increases in sweetener prices as a result of changing the sales transfer price between Corn ProductsMCP Sweeteners LLC (CPMCP) and its parents were offset by lower sales volumes on all corn sweeteners. Ethanol sales decreased due to a 26% reduction in the net selling price per gallon from the quarter ended March 31, 2001 to the quarter ended March 31, 2002. Co-product revenues remained relatively stable compared to last year, with slight decreases in the selling price of feed and gluten meal, offset by an increase in the selling price of germ.

         COST OF SALES. Cost of sales totaled $134.4 million for the quarter ended March 31, 2002, or $12.1 million less than the quarter ended March 31, 2001. Decreases in corn and energy costs account for the majority of the decrease. Grind was down for the current quarter as compared to last year. Also, the unit cost for both corn and natural gas was down for the quarter. Other manufacturing costs for the quarter remained relatively unchanged.

         GROSS PROFIT. Gross profit for the quarter ended March 31, 2002 was $6.7 million or an increase of $2.8 million for the comparable quarter of 2001. The decrease in cost of sales of $12.1 million, offset by the decrease in net sales of $9.3 million, accounts for the increase in gross profit for the quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the quarter ended March 31, 2002 are $7.4 million compared to $6.2 million for the quarter ended March 31, 2001, or an increase of almost 19%. Increases in wages and benefits as well as contractual services, dues, and telephone expenses, were partially offset by decreases in professional fees and travel expenses.

         NET OPERATING INCOME (LOSS). For the quarter ended March 31, 2002, the net operating loss decreased $1.6 million as compared to the corresponding quarter of last year. The increase of $2.8 million in gross profit, offset by the increase of $1.2 million in selling, general and administrative expenses accounts for this decrease in net operating loss.

         OTHER INCOME (EXPENSE). Other expense increased $2.8 million for the quarter ended March 31, 2002, as compared to the same quarter of last year. A decrease in interest expense of $0.9 million, along with an increase of $1.3 million in interest and other income, the majority of which comes from the recording of a sales tax refund during the current quarter, was offset by a decrease of $5.0 million in the company's equitable share of joint venture income (loss).

         MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. The minority interest in the net loss of a consolidated subsidiary was $0.1 million for the quarter ended March 31, 2002. The Company did not own this subsidiary at March 31, 2001 and therefore, no transaction was recorded for that time period.

         NET INCOME (LOSS). The net loss for the quarter ended March 31, 2002 was $4.4 million, an increase of $1.0 million from the comparable quarter for last year. The decrease of $1.6 million in net operating loss was offset by the $2.8 million increase in other expense. The remaining $0.2 million of difference relates to income taxes and the minority interest in the net loss of a consolidated subsidiary.

         COMPREHENSIVE LOSS. The company has comprehensive income or loss as a result of complying with FAS-133, Accounting for the Derivative Instruments and Hedging Activities. The majority of the company's other comprehensive loss is the result of a change in the fair value of its derivatives designated and accounted for as cash flow hedges for corn as of March 31, 2002 and March 31, 2001.

LIQUIDITY AND CAPITAL RESOURSES

At March 31, 2002 the company's total assets were $593.8 million, as compared to $597.4 million at December 31, 2001. Current assets decreased by $1.6 million, while investments and other assets increased by $3.0 million as a result of the company's investment in LSCP, L.P. Net property plant and equipment decreased by $5.0 million primarily as a result of recording depreciation expense in excess of new capital additions.

Cash flows for the three months were used to fund capital projects, investments, and distributions to the shareholders. Net cash flows provided by operating activities was $15.7 million. Cash used for investing activities totaled $11.5 million, reflecting normal capital expenditures for the company, as well as its investment in LSCP. The $1.4 million of cash used for financing activities was the net effect of paying distributions to the shareholders, offset by borrowing money on the revolving line of credit.

The company's senior notes outstanding were $241.5 million at March 31, 2002 and December 31, 2001. In addition to it's senior notes, the company has a $50 million revolving line of credit facility, of which $15.5 million was outstanding at March 31, 2002. There was no outstanding balance on the line of credit at December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and is incorporated by reference. There have been no material changes to the Company's risk during the three months ended March 31, 2002.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On July 2, 2001, the Company was served with a petition filed by the Nebraska Department of Environmental Quality ("NDEQ") with the District Court of Platte County, Nebraska pursuant to the Nebraska Environmental Protection Act. NDEQ amended the petition in March 2002. The Company has filed its responsive pleading in the form of a demurrer with the court. NDEQ alleges that pursuant to the Company's 1995 air construction permit the Company was required to perform and submit silt load testing conducted at its Columbus facility within 180 days from July 12, 1995 (by January 8, 1996). NDEQ alleges that the Company did not provide the required silt load test to NDEQ until July 5, 2000. NDEQ further alleges that the Company was subject to a silt loading limit pursuant to the Company's 1995 air construction permit and that it violated this limit on six occasions. NDEQ claims that Neb. Stat. ss. 81-1508.02 authorizes the imposition of a civil penalty of up to $10,000 per day of violation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

                  None.


ITEM 5.  OTHER INFORMATION

                  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits
         None.

(B)      Reports on Form 8-K
         A Report on Form 8-K dated March 21, 2002 reporting under Item 9 was filed March 21, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MINNESOTA CORN PROCESSORS, LLC




Dated: May 14, 2002


                             By /s/ L. Dan Thompson
                                    -----------------------------------------
                                    L. Dan Thompson
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated: May 14, 2002

                             By /s/ Daniel H. Stacken
                                    -----------------------------------------
                                    Daniel H. Stacken
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                                                DESCRIPTION

None.