Form 10-Q
period 2002-06-30
MINNESOTA CORN PROCESSORS LLC
filed 2002-08-14
CIK 1077133

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                    FORM 10-Q
                                   (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

On July 25, 2002, the number of the registrant's Class A voting units outstanding were 136,618,940. The number of the registrant's Class B nonvoting units outstanding as of July 25, 2002, were 58,622,340, all of which are held by Archer Daniels Midland Company.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         MINNESOTA CORN PROCESSORS, LLC
     Condensed Statement of Operations and Other Comprehensive Income (Loss)
                                    UNAUDITED
                                  (In Millions)


                                                                           For the Quarter Ended    For the Six Months Ended
                                                                                 June 30,                   June 30,
                                                                           ----------------------    ----------------------
                                                                             2002         2001         2002         2001
                                                                           ---------    ---------    ---------    ---------
Net sales, storage and handling charges                                    $   155.6    $   173.8    $   296.7    $   324.2

Cost of goods                                                                  143.5        153.7        277.9        300.2
                                                                           ---------    ---------    ---------    ---------

Gross profit                                                                    12.1         20.1         18.8         24.0

Selling, general and administrative expenses                                     7.1          7.0         14.5         13.2
                                                                           ---------    ---------    ---------    ---------

Net operating income                                                             5.0         13.1          4.3         10.8
                                                                           ---------    ---------    ---------    ---------

Other Income (Expense)
  Interest expense                                                              (5.1)        (4.8)        (9.3)        (9.9)
  Interest and other income                                                      0.1         (0.6)         1.4         (0.6)
  Equitable interest in joint venture income                                     1.3          3.8          0.4          7.9
                                                                           ---------    ---------    ---------    ---------

Total other expense                                                             (3.7)        (1.6)        (7.5)        (2.6)
                                                                           ---------    ---------    ---------    ---------

Income (loss) before income taxes                                                1.3         11.5         (3.2)         8.2

Provision for income taxes                                                       0.0          0.2          0.0          0.3
                                                                           ---------    ---------    ---------    ---------

Income (loss) before minority interest in
  net loss of consolidated subsidiary                                            1.3         11.3         (3.2)         7.9

Minority interest in net loss of subsidiary                                      0.1          0.0          0.2          0.0
                                                                           ---------    ---------    ---------    ---------

Net income (loss)                                                                1.4         11.3         (3.0)         7.9
                                                                           ---------    ---------    ---------    ---------

Other comprehensive income (loss)
  Unrealized gain (loss) on derivatives:
    Gain (loss) arising during period                                           18.0         (6.7)         6.4        (13.0)
    Reclassification adjustment                                                 (5.5)        (0.4)         3.4          0.5
  Unrealized gain on foreign currency translation:
    Gain (loss) arising during period                                            0.0         (0.1)         0.0          0.0
    Reclassification adjustment                                                  0.0          0.0          0.0          0.0
                                                                           ---------    ---------    ---------    ---------

Other comprehensive income (loss)                                               12.5         (7.2)         9.8        (12.5)
                                                                           ---------    ---------    ---------    ---------

Comprehensive income (loss)                                                $    13.9    $     4.1    $     6.8    ($    4.6)
                                                                           =========    =========    =========    =========


            See accompanying notes to condensed financial statements

                         MINNESOTA CORN PROCESSORS, LLC
                            Condensed Balance Sheets
                                    UNAUDITED
                                  (In Millions)


                                                                June 30,  December 31,
                                                                  2002       2001
                                                               ---------   ---------
                      ASSETS
---------------------------------------------------
Current Assets
  Cash and cash equivalents                                    $     6.4   $     0.2
  Receivables                                                       57.9        58.2
  Inventories                                                       37.6        45.5
  Prepaids and other assets                                          2.7         4.2
  Fair value of derivatives net of margin deposits                   3.4         4.2
                                                               ---------   ---------

Total current assets                                               108.0       112.3
                                                               ---------   ---------

Investments and other assets
  Investments                                                       33.4        30.3
  Deferred debt refinancing costs                                    2.2         2.6
  Cash surrender value of life insurance                             0.5         0.5
  Non-current receivables                                            3.0         3.0
  Non-current prepaids                                               1.0         1.1
  Goodwill and other intangibles                                     7.3         7.4
                                                               ---------   ---------

Total investments and other assets                                  47.4        44.9
                                                               ---------   ---------

Property, plant, and equipment                                     778.3       764.9
   Accumulated depreciation                                        347.3       324.7
                                                               ---------   ---------

Net property, plant, and equipment                                 431.0       440.2
                                                               ---------   ---------


Total assets                                                   $   586.4   $   597.4
                                                               =========   =========


         LIABILITIES AND MEMBER EQUITIES
---------------------------------------------------

Current Liabilities
  Current portion of long-term debt                            $     3.6   $     3.6
  Accounts payable - grain                                           9.1         7.8
  Accounts payable - other                                          27.4        25.2
  Income taxes payable                                               0.3         1.0
  Accrued payroll costs                                              4.7         4.3
  Accrued real estate taxes                                          2.5         2.3
  Accrued interest expense                                           5.1         5.0
  Accrued expenses and taxes                                         2.7         2.1
                                                               ---------   ---------

Total current liabilities                                           55.4        51.3

Long-term debt                                                     232.9       237.9

Accrued postretirement benefits                                      0.8         0.6
                                                               ---------   ---------

Total liabilities and debt                                         289.1       289.8
                                                               ---------   ---------


Member Equities
  Class A units                                                    178.4       188.9
  Class B units                                                    119.9       126.2
  Current period loss                                               (3.0)
  Current period minority interest deficit                          (0.2)
  Accumulated other comprehensive loss:
      Net unrealized gain on fair value of derivative          s     2.2        (7.6)
      Unrealized gain on foreign currency translation                0.0         0.1
                                                               ---------   ---------

Total member equities                                              297.3       307.6
                                                               ---------   ---------

Total liabilities and member equities                          $   586.4   $   597.4
                                                               =========   =========

            See accompanying notes to condensed financial statements

                         MINNESOTA CORN PROCESSORS, LLC
                        Condensed Statement of Cash Flows
                                    UNAUDITED
                                  (In Millions)


                                                                    For the Six Months Ended
                                                                           June 30,
                                                                    ------------------------
                                                                        2002       2001
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                  ($  3.0)   $   7.9
    Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
      Depreciation and amortization                                       24.7       24.3
      Joint venture (income) loss                                         (0.4)      (7.9)
      Minority interest in net loss of consolidated subsidiary            (0.2)       0.0
      Loss (gain) on disposal of property and equipment                    0.1        0.0
      Deferred debt refinancing costs                                     (0.6)       0.0
      Provision for doubtful accounts                                     (0.2)       0.5
      Change in operating assets and liabilities                          24.8        4.0
                                                                       -------    -------

        Net cash provided by operating activities                         45.2       28.8
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITES
    Additions to property and equipment                                  (14.4)     (13.8)
    Investments redeemed - CoBank                                          1.4        0.0
    Investments purchased                                                 (4.1)      (0.7)
                                                                       -------    -------

        Net cash used by investing activities                            (17.1)     (14.5)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on short-term borrowings                            0.0       (0.3)
    Principal payments on long-term debt                                  (5.0)     (10.1)
    Equity distributions                                                 (20.0)      (3.9)
    Loss allocation payments from members                                  3.1        0.6
    Decrease in long-term receivable                                       0.0        0.1
    Equity redemption                                                      0.0       (0.1)
                                                                       -------    -------

        Net cash used by financing activities                            (21.9)     (13.7)
                                                                       -------    -------

Net increase in cash                                                       6.2        0.6

Cash at beginning of period                                                0.2        2.9
                                                                       -------    -------

Cash at end of period                                                  $   6.4    $   3.5
                                                                       =======    =======


            See accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for a full twelve-month period. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 2001.

NOTE 2 - INVENTORIES

Principal elements of inventories were as follows:            (In Millions)
                                                  June 30,     December 31,
                                                   2002              2001
                                                 ----------     ----------

Grain                                            $   10.4          $  16.1
Chemicals, raw material supplies, and coal            4.9              5.8
Goods in process of manufacture                       2.1              2.1
Finished goods                                        8.8             10.1
Repair parts                                          9.6              9.7
Sweetener - bulk and specialty products               1.8              1.7
                                                 --------          -------

Total inventories                                $   37.6          $  45.5
                                                 ========          =======

NOTE 3 - COMMITMENTS AND CONTINGENCIES


MCP is involved in various claims at June 30, 2002. In the opinion of management, the ultimate liability for such claims would not have a material adverse financial effect upon the company. Management further believes that all or part of any potential liability for certain of these claims will be covered by insurance, and management is vigorously defending all such claims against the company.

In February 2002, MCP agreed to guarantee a $2.0 million line of credit for Arkion Life Sciences LLC, an unconsolidated subsidiary. No amounts are included in the financial statements of MCP at June 30, 2002 related to this guarantee.

It is expected that the total costs to complete the construction in progress at June 30, 2002, for MCP will approximate $6.3 million.

NOTE 4 - RECLASSIFICATIONS

Certain amounts in the June 30, 2001 condensed statement of cash flows were reclassified in order to conform to the June 30, 2002 presentation. These reclassifications had no effect on previously reported net increase in cash flows.

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

Summarized income statement information for CPMCP for the quarter and six-months ended June 30, 2002 and 2001 is as follows:

                                            For the Quarter Ended            For the Six Months Ended
                                            ---------------------            ------------------------
                                       June 30, 2002    June 30, 2001     June 30, 2002    June 30, 2001
                                       -------------    -------------     -------------    -------------
Net sales                                  $194.1           $192.1            $352.7           $358.8
Cost of sales                              (188.4)          (181.9)           (343.7)          (339.6)
                                           -------          -------           -------          -------
    Gross profit                              5.7             10.2               9.0             19.2
Selling, general and administrative
    expenses                                 (3.0)            (2.9)             (6.4)            (5.1)
Commission income                             0.7              0.6               1.2              1.3
Other expense                                (0.5)            (0.0)             (0.8)            (0.0)
                                             -----            -----             -----            -----

Net income                               $    2.9         $    7.9          $    3.0        $    15.4
                                         ========         ========          ========        =========

Equitable share of net income in
    CPMCP                                    $1.5             $3.7              $1.0             $7.8
Equitable share of net
    income/(loss) in other joint
    ventures                                 (0.2)             0.1              (0.6)             0.1
                                             -----             ---              -----             ---
Equitable interest in joint venture
    income                                   $1.3             $3.8              $0.4             $7.9
                                             ====             ====              ====             ====

NOTE 6 - INVESTMENT IN LSCP, L.P.

On February 19, 2002, MCP acquired 21.396% of the units of LSCP, L.P. for $4 million. The investment in LSCP, L.P. has been accounted for using the equity method of accounting. In conjunction with the investment in LSCP, L.P., MCP also entered into an Ethanol Marketing Agreement whereby MCP agreed to purchase, market, sell and distribute all of the ethanol produced by LSCP, L.P., estimated at 40 million gallons per year, for a four year period. The pro forma operating results for 2002 and 2001, assuming this acquisition had been consummated as of January 1, 2001, would not be materially different from reported operating results.

NOTE 7 - AMENDMENT TO BORROWING AGREEMENT

On June 3, 2002, the Company executed Amendment No. 3 to the Note Purchase Agreements dated as of August 26, 1997. The Amendment called for a $5.0 million prepayment on the Series D Notes and extended the maturity date on the Series D Notes from September 1, 2007 to June 1, 2012. Repayments are to be made in five annual installments of $10.0 million beginning June 1, 2007. The amendment also changed the interest rate on the Series D Notes to equal LIBOR plus 1.45%.

NOTE 8 - CHANGE IN ACCOUNTING PRINCIPLE

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

The Company adopted Statement No. 141 and 142 for acquisitions subsequent to June 30, 2001, which resulted in no amortization on the goodwill associated with the purchase of certain assets subsequent to that date. For goodwill and intangibles existing prior to July 1, 2001, the Company applied the new rules effective January 1, 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of $165,269 for the quarter ended June 30, 2002 and a decrease in net loss of $330,539 for the six month period ended June 30, 2002 compared to the quarter and six month periods ended June 30, 2001.

During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill as of January 1, 2002. No impairment charges were recorded as of June 30, 2002 as a result of this test.

NOTE 9 - SUBSEQUENT EVENT

On July 11, 2002, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Archer-Daniel-Midland Company, ADM Milling Co. and ADM Acquisition LLC (collectively "ADM"). Under the terms of the Merger Agreement, each issued and outstanding Class A Unit interest in the Company shall be exchanged for $2.90, subject to offset for those holders who have an outstanding financial obligation to the Company relating to the 1996 loss payable described in the Company's operating agreement.

The completion of the merger is subject to customary conditions, including approval by eligible Class A members at a special meeting to be held to consider and vote upon the merger and receipt of required regulatory approvals.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which was previously filed as Exhibit 2.1 to Form 8-K dated July 11, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         NET SALES. Net sales for the quarter ended June 30, 2002 totaled $155.6 million, a decrease of $18.2 million as compared to net sales of $173.8 million for the same quarter of last year. Increases in sweetener sales as a result of both increased volumes and increased selling prices were offset by decreased ethanol sales due to a 32% reduction in the net selling price of ethanol. The increase in sweetener prices is the result of changing the sales transfer price between Corn ProductsMCP Sweeteners LLC (CPMCP) and its parents. A one-time sale of sweetener inventory to CPMCP in the amount of $14.5 million was recorded in the quarter ended June 30, 2001 and does not appear in the current quarter. Reduced sugar sales through the bulk terminals, as a result of moving those sales to CPMCP, account for the remainder of the $18.2 million decrease in net sales. Net sales for the six months ended June 30, 2002 totaled $296.7 million as compared to $324.2 million for the quarter ended June 30, 2001, or a decrease of $27.5 million. Similar to the quarter ended June 30, 2002, increases in sweetener sales were offset by decreases in ethanol sales. The overall reduction in ethanol prices for the six-month period was 26% as compared to the same six months ended June 30, 2001. The one-time sale of sweetener inventory to CPMCP in 2001 accounts for over 52% of the overall decrease with decreased sugar revenues through the bulk terminals, offset slightly by increased co-product revenues, accounting for the remainder of the $27.5 million decrease in net sales.

         COST OF SALES. Cost of sales totaled $143.5 million for the quarter ended June 30, 2002, or $10.2 million less than the quarter ended June 30, 2001. Higher corn costs due to a 5% increase in the price of corn per bushel, as well as grinding approximately two million more bushels in the current quarter, were offset by a reduction in the cost of grain and other products purchased for resale. Natural gas cost was down over $2.5 million for the quarter ended June 30, 2002 as compared to the similar quarter of last year. All other manufacturing costs remained relatively unchanged. The one-time sale of sweetener inventory to CPMCP in the quarter ended June 30, 2001 that does not appear in the current quarter accounts for the remainder of the $10.2 million decrease. Cost of sales for the six months ended June 30, 2002 was $277.9 million as compared to $300.2 million for the six months ended June 30, 2001, a decrease of $22.3 million. Corn cost and the cost of grain purchased for resale increased by $7.3 million, while the cost of other products purchased for resale, in particular sugar, decreased $15.3 million. As mentioned above, the function of buying and selling sugar was moved to CPMCP in May 2001. Natural gas cost for the six months ended June 30, 2002 was down $9.3 million compared to the six months ended June 30, 2001. All other manufacturing costs were relatively unchanged from 2001 to 2002. Similar to the quarter ended June 30, 2002, the cost of the one-time sale of sweetener inventory to CPMCP is included in the total cost of sales as of June 30, 2001 but is not included in the cost of sales as of June 30, 2002. This accounts for the majority of the remainder of the $22.3 million decrease in cost of sales.

         GROSS PROFIT. Gross profit for the quarter ended June 30, 2002 was $12.1 million or a decrease of $8.0 million from the comparable quarter of 2001. The decrease in net sales of $18.2 million, offset by the decrease in cost of sales of $10.2 million, accounts for the reduction in gross profit for the quarter. For the six months ended June 30, 2002 the company's gross profit was $18.8 million. This compares to $24.0 million for the six months ended June 30, 2001, or a decrease of $5.2 million. The decrease in net sales of $27.5 million, offset by the reduction in cost of sales of $22.3 million accounts for this decrease.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the quarter ended June 30, 2002 was $7.1 million, relatively unchanged in total as compared to $7.0 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002 selling, general and administrative expense was $14.5 million, an increase of $1.3 million over the same six-month period of 2001. Increases in wages and benefits as well as contractual services and insurance expense, were partially offset by decreases in professional fees, depreciation expense, and amortization expense.

         NET OPERATING INCOME (LOSS). For the quarter ended June 30, 2002, net operating income decreased $8.1 million as compared to the corresponding quarter of last year. The decrease of $8.0 million in gross profit, combined with the small increase of $0.1 million in selling, general and administrative expense accounts for this decrease in net operating income. For the six months ended June 30, 2002 net operating income decreased $6.5 million as compared to the six months ended June 30, 2001. The decrease of $5.2 million in gross profit, combined with the $1.3 million increase in selling general and administrative expense accounts for this decrease in net operating income.

         OTHER INCOME (EXPENSE). Other expense increased $2.1 million for the quarter ended June 30, 2002, as compared to the same quarter of last year. Interest expense increased $0.3 million as a result of accelerating the write off of certain deferred financing costs related to the original private placement debt. Interest and other income increased $0.7 million. For the quarter ended June 30, 2001 the company made several reserves for the potential write down of assets that it did not have to make in 2002. The company's share of equitable interest in joint venture income decreased $2.5 million when comparing the second quarter of 2002 to the second quarter of 2001. Other expense increased $4.9 million for the six months ended June 30, 2002 compared to the same six months of 2001. A decrease of $0.6 million in interest expense, combined with a $2.0 million increase in interest and other income, 70% of which came from a sales tax refund, was offset by a $7.5 million decrease in the company's equitable share of joint venture income. For both the quarterly results and the six month results, the company increased its transfer price of sweeteners to CPMCP resulting in the company having higher sales revenues but reduced income from its joint marketing company (CPMCP).

         MINORITY INTEREST IN NET LOSS OF SUBSIDIARY. The minority interest in the net loss of a consolidated subsidiary was $0.1 million and $0.2 million both the quarter and six months ended June 30, 2002 respectively. The Company did not account for this subsidiary on a consolidated basis last year, as the results of operation were immaterial. Therefore, no comparison is being made with prior periods.

         NET INCOME (LOSS). The net income for the quarter ended June 30, 2002 was $1.4 million, a decrease of $9.9 million from the comparable quarter for last year. The decrease of $8.1 million in net operating income combined with the $2.1 million increase in other expense to make up this decrease. The remaining $0.3 million of difference relates to income taxes and the minority interest in the net loss of a consolidated subsidiary. For the six months ended June 30, 2002, the company posted a $3.0 million loss as compared to a $7.9 million income for the six months ended June 30, 2001, or a decrease of $10.9 million. The decrease of $6.5 million in net operation income combined with the increase of $4.9 million in other expense accounts for this decrease in net income. The remaining $0.5 million of difference relates to income taxes and the minority interest in the net loss of a consolidated subsidiary.

         COMPREHENSIVE INCOME/LOSS. The company has comprehensive income or loss as a result of complying with FAS-133, Accounting for the Derivative Instruments and Hedging Activities. The majority of the company's other comprehensive income/loss is the result of a change in the fair value of its derivatives designated and accounted for as cash flow hedges for corn as of June 30, 2002 and June 30, 2001.


LIQUIDITY AND CAPITAL RESOURSES

At June 30, 2002 the company's total assets were $586.4 million, as compared to $597.4 million at December 31, 2001. Current assets decreased by $4.3 million, while investments and other assets increased by $2.5 million primarily as the result of the company's investment in Little Souix Corn Processors, LP (LSCP), offset by a $1.4 million partial redemption of the company's investment in CoBank. Net property plant and equipment decreased by $9.2 million primarily as a result of recording depreciation expense in excess of new capital additions.

Cash flows for the six months were used to fund capital projects, investments, debt retirement, and distributions to the shareholders. Net cash flows provided by operating activities was $45.2 million. Cash used for investing activities totaled $17.1 million, reflecting normal capital expenditures for the company, the partial redemption of the company's investment in CoBank, as well as its investment in LSCP. The $21.9 million of cash used for financing activities was used for paying distributions to the shareholders and the prepayment of $5.0 million of long-term debt.

The company's senior notes outstanding were $236.5 million at June 30, 2002 and $241.5 million at December 31, 2001. In addition to its senior notes, the company has a $50 million revolving line of credit facility. There was no outstanding balance on the line of credit at June 30, 2002 or December 31, 2001.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PORCEEDS
         None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated by reference. There have been no material changes to the Company's risk during the three months ended June 30, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

             The Company has entered into Change of Control Agreements dated April 22, 2002 with 8 key executives of the Company for purposes of executive retention. Seven of the Agreements (for L. Dan Thompson, Daniel H. Stacken, Roger Untiedt, Larry Schiavo, Roger Evert, Joe Bennett, and Michael Mote) are in accordance with the form attached in Exhibit 10.1. Exhibit 10.2, referenced below, is slightly different.

             10.1 Change of Control Agreement
             10.2 Change of Control Agreement for Stanley L. Sitton
             10.3 L. Dan Thompson Employment Agreement
             99.1 Certification of L. Dan Thompson, Chief Executive Officer of
                  Minnesota Corn Processors, LLC Pursuant to 18 U.S.C. ss. 1350.
             99.2 Certification of Daniel H. Stacken, Chief Financial Officer of
                  Minnesota Corn Processors, LLC Pursuant to 18 U.S.C. ss. 1350.

         (B) Reports on Form 8-K
                  A report on Form 8-K dated April 3, 2002 reporting under Items 5 and 7 was filed on April 3, 2002.

                  A report on Form 8-K dated April 3, 2002 reporting under Items 5 and 7 was filed on April 4, 2002.

                  A report on Form 8-K dated May 8, 2002 reporting under Items 5 and 7 was filed on May 8, 2002.

                  A report on Form 8-K dated May 21, 2002 reporting under Item 5 was filed on May 21, 2002.

                  A report on Form 8-K dated June 6, 2002 reporting under Items 5 and 7 was filed on June 6, 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MINNESOTA CORN PROCESSORS, LLC





Dated: August 14, 2002


                             By /s/ L. Dan Thompson
                                -------------------
                                    L. Dan Thompson
                                    President and Chief Executive Officer
                                    (principal executive officer)




Dated: August 14, 2002

                             By /s/ Daniel H. Stacken
                                ---------------------
                                    Daniel H. Stacken
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
 NUMBER              DESCRIPTION
 ------           -------------------------------------------------

  10.1            Change of Control Agreement

  10.2            Change of Control Agreement for Stanley L. Sitton

  10.3            L. Dan Thompson Employment Agreement

  99.1            Certification of L. Dan Thompson

  99.2            Certification of Daniel H. Stacken